Form 10-Q
period 1996-03-31
AMERICAN PORTABLE TELECOM INC
filed 1996-06-07
CIK 1008614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     March 31, 1996
                               ----------------------------------
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________  to____________

                         Commission File Number 0-28262

- - --------------------------------------------------------------------------------

                         AMERICAN PORTABLE TELECOM, INC.

- - --------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

         Delaware                                         39-1706857
State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            8410 West Bryn Mawr, Suite 1100, Chicago, Illinois 60631
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (312) 399-4200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes      No X
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

            Class                                  Outstanding at May 31, 1996
   Common Shares, $1 par value                         31,336,000  Shares
Series A Common Shares, $1 par value                   40,000,000  Shares
- - --------------------------------------------------------------------------------

                         AMERICAN PORTABLE TELECOM, INC.

                         1ST QUARTER REPORT ON FORM 10-Q


                                      INDEX




                                                                  Page No.

Part I.   Financial Information

          Management's Discussion and Analysis of
           Results of Operations and Financial Condition           2-4

          Consolidated Statements of Operations -
           Three Months Ended March 31, 1996 and 1995               5

          Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1996 and 1995               6

          Consolidated Balance Sheets -
           March 31, 1996 and December 31, 1995                     7

          Notes to Consolidated Financial Statements               8-9


Part II.  Other Information                                        10


Signatures                                                         11

                          PART I. FINANCIAL INFORMATION

                         AMERICAN PORTABLE TELECOM, INC

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                             AND FINANCIAL CONDITION






RESULTS OF OPERATIONS
- - ---------------------

Three Months Ended 3/31/96 Compared to Three Months Ended 3/31/95

American Portable Telecom, Inc. (the "Company" - NASDAQ symbol: APTI), an 82.8%-owned subsidiary of Telephone and Data Systems, Inc. ("TDS"), was formed to acquire Personal Communications Services ("PCS") licenses from the Federal Communications Commission ("FCC"), construct PCS networks in its Metropolitan Trading Areas ("MTAs") and offer wireless PCS communications services in these areas.

The Company acquired eight licenses in the FCC broadband Block A and Block B PCS auction which concluded in March 1995. Prior to acquiring the licenses, the Company devoted substantially all of its efforts to planning for and participating in the PCS auction. Since its acquisition of PCS licenses, the Company has been devoting substantially all of its efforts to ramp up, including recruiting an experienced management team, developing and executing a business plan, raising capital and designing and constructing a PCS network in each of its six primary MTAs (Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus). Effective December 31, 1995, TDS contributed $289.2 million of equity to the Company to cover the original cost of the eight PCS licenses. The Company's principal focus in 1996 continues to be the development of its PCS business in its six primary MTAs and this focus will continue until the expected launch of commercial service in early 1997.

Generally, costs incurred by the Company that are capitalized as work in process include expenditures for the design, construction and testing of the Company's PCS networks as well as the cost to relocate dedicated private microwave links currently operating in the Company's spectrum in its six primary MTAs. Costs associated with developing information systems are also capitalized. The Company capitalizes interest where appropriate on certain of its work in process expenditures and on the cost of the licenses associated with its six primary MTAs.

The Company's results of operations for 1996 compared to 1995 reflect primarily increased activities undertaken to prepare the Company's MTAs for initiation of commercial PCS services. The Company expects no operating revenues in 1996 as commercial service is not anticipated to commence until early 1997, and expects its net losses to continue to increase during 1996 as the Company continues its business development activities.

Development costs-affiliate, decreased $168,000 in 1996, largely as a result of the continuing growth of the Company's management and operating teams and ability to independently coordinate the development of its PCS business. Development costs-affiliate represent management services incurred in the development of the Company's business and marketing plans.

Development costs-other increased $1.7 million in 1996, primarily due to increased consulting fees incurred in the development of the Company's business and marketing plans. The increase in development costs-other is also attributable to a slight increase in legal expenses incurred in the continuing effort to prepare the Company's MTAs for commercial PCS services.

General and administrative expenses increased $3.6 million in 1996 primarily as a result of the growth of the Company's management and operating teams and the resulting increases in salaries, employee benefit costs and overhead expenses.

Other income-affiliate increased $332,000 in 1996 primarily as a result of the interest income associated with the $28.8 million note receivable-affiliate, for which payment was received from TDS on February 14, 1996, that was due in connection with TDS's contribution to the equity capital of the Company in 1995. Effective December 31, 1995, TDS had contributed $289.2 million of equity to the Company to cover the original cost of the PCS licenses by converting approximately $260.4 million of the amount outstanding under the revolving credit agreement and issuing a note payable to the Company for the balance of approximately $28.8 million. The $28.8 million in funds received by the Company in February were invested in interest bearing cash equivalents with TDS.

Interest  expense-affiliate  increased  $1.2  million  in 1996 as a result of an
increase  in  the  quarterly  average  balance   outstanding  in  the  Company's
borrowings under the revolving credit agreement with TDS.

Income tax benefit decreased $117,000 in 1996 primarily due to a decrease in the Company's effective tax rate resulting from increases in the estimated valuation allowance associated with deferred tax assets. For financial reporting purposes, the Company computes its federal income taxes as if it were not a member of the TDS consolidated group for federal income tax purposes.

The Company and TDS entered into a tax allocation agreement which became effective as of January 1, 1996, pursuant to which, among other things, TDS no longer reimburses the Company on a current basis for losses or credits used by TDS in the year they are generated. Instead, the Company calculates its losses and credits as if it were a separate affiliated group and the Company will be able to carry forward its losses and credits, if any, to reduce future tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The costs of development, construction and start-up activities of the Company will require substantial capital. The Company expects to incur significant operating losses and to generate negative cash flow from operating activities during the next several years, while it develops and constructs its PCS networks and builds a PCS customer base.

Cash flows used in operating activities was $6.2 million in 1996 and cash flows provided by operating activities was $232.7 million in 1995. The cash used in 1996 resulted primarily from the $6.7 million net loss generated for the quarter. The cash provided in 1995 resulted largely from a $233.4 million increase in accounts payable-other consisting primarily of the remaining $231.1 million due the FCC for licenses acquired in the broadband Block A and Block B PCS auction.

Cash flows from financing activities provided $30.6 million in 1996 and $36.1 million in 1995. In 1996 the Company received from TDS $28.8 million representing the balance due in connection with TDS's $289.2 million contribution to the equity capital of the Company in 1995. The 1995 equity contribution was made to cover the original cost of the licenses acquired in the FCC broadband Block A and Block B PCS auction. The remaining $1.8 million cash flow from financing activities in 1996 was generated by borrowings under the Company's revolving credit agreement with TDS. Cash flows from financing activities in 1995 were also generated by borrowings under the revolving credit agreement.

Cash flows from investing activities required cash totaling $10.9 million in 1996 and $268.8 million in 1995. Such cash requirements in 1996 consisted primarily of additions to property and equipment (primarily computer equipment, office equipment, and leasehold improvements) and capitalized network design, site acquisition and information system development costs totaling $10.0 million. Cash requirements in 1995 relates entirely to the Company's acquisition of eight licenses in the FCC broadband Block A and Block B PCS auction.

The Company plans to construct networks in its six primary MTAs. Construction of the network infrastructure will begin in the second quarter of 1996. Marketing and selling activities and commercial operations are anticipated to commence in early 1997.

The Company anticipates construction, development and introduction of PCS networks and services will require substantial capital and operating expenditures over the next several years. While construction (including microwave relocation), and other start-up activities may be impacted by many factors, the Company estimates that the aggregate funds required through December 31, 1998 will total approximately $830 million ($420 million in 1996, $340 million in 1997 and $70 million in 1998). This amount includes an estimated $585 million of capital expenditures for construction of the PCS networks ($370 million in 1996, $205 million in 1997 and $10 million in 1998) and $245 million of estimated working capital requirements.

The Company expects 1996 capital expenditures and expenditures for start-up and development activities to be financed using a variety of resources, including but not limited to, borrowings under the TDS revolving credit agreement, vendor financing and equity investors in the Company. In March 1996, the Company selected Nokia Telecommunications, Inc. ("Nokia") as its sole supplier of infrastructure equipment during the initial build out of its PCS networks. Nokia has agreed in principle to provide up to $200 million in financing for the equipment. Additionally, at March 31, 1996, the Company had an income tax receivable-affiliate from TDS totaling approximately $12.6 million. In April of 1996, the Company sold 12,250,000 of its common shares, approximately 17.2% of total outstanding shares, at a price of $17 per share in an initial public offering. The net proceeds from the offering, after underwriters fees and estimated expenses, and after repayment of the outstanding balance under the TDS revolving credit agreement, were approximately $133 million. The Company also has available $250 million under the revolving credit agreement. The Company believes that its capital resources should be sufficient to fund the development, construction and operating costs of the Company's PCS networks at least through the second quarter of 1997. Sources of additional capital may include additional vendor financing, private equity and debt financings by the Company or its subsidiaries.

                AMERICAN PORTABLE TELECOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited


                                    Three Months Ended
                                         March 31,
                                    ------------------           Cumulative
                                                             July 23, 1991 to
                                     1996          1995       March 31, 1996
                                   --------     ---------     --------------

OPERATING EXPENSES
   Development costs - affiliate   $      177    $      345    $    2,424
   Development costs - other            1,954           266         5,917
   General and administrative           3,615            --         7,201
                                   ----------    ----------    ----------

OPERATING (LOSS)                       (5,746)         (611)      (15,542)
Other income - affiliate                  333             1           390
                                   ----------    ----------    ----------

(LOSS) BEFORE INTEREST
  AND INCOME TAXES                     (5,413)         (610)      (15,152)
Interest expense - affiliate            1,305            61         2,461
                                   ----------    ----------    ----------
(LOSS) BEFORE INCOME TAXES             (6,718)         (671)      (17,613)
Income tax (benefit)                      (47)         (164)       (2,990)
                                   ----------    ----------    ----------

NET (LOSS)                         $   (6,671)   $     (507)   $   14,623
                                   ==========    ==========    ==========

WEIGHTED AVERAGE COMMON
  AND SERIES A COMMON SHARES(000s)     59,086        59,086        59,086
  (NOTE 2)
(LOSS) PER COMMON SHARE            $    (0.11)   $    (0.01)   $    (0.25)
                                   ==========    ==========    ==========



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                AMERICAN PORTABLE TELECOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                         Three Months Ended
                                             March 31,
                                    --------------------------     Cumulative
                                                                July 23, 1991 to
                                        1996           1995      March 31, 1996
                                     ---------     -----------    ------------
                                        (Dollars in thousands)
CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net (loss)                        $  (6,671)    $      (507)   $   (14,623)
   Add (Deduct) adjustments to
     reconcile net (loss) to net
     cash provided (used) by
     operating activities:
        Depreciation                       189              --            236
        Change in cash - restricted         (6)             --           (422)
        Change in accounts payable
          - affiliates and accrued
          interest - affiliate          (1,174)             16          1,607
        Change in accounts payable
           - other                       2,455         233,396          8,856
        Change in income tax refund
          receivable - affiliate          (139)            (34)       (12,641)
        Change in deferred tax
          asset/liability - net           (248)           (164)         9,494
        Change in other assets
          and deferred costs              (632)             --           (833)
                                     ---------     -----------     ----------
                                        (6,226)        232,707         (8,326)
                                     ---------     -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Change in note receivable
           - affiliate                  28,836              --         28,836
      Change in revolving credit
          agreement - TDS                1,781          36,087        322,377
      Issuance of common stock             --              --              40
                                    ----------     -----------     ----------
                                        30,617          36,087        351,253
                                    ----------     -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Investment in PCS licenses            --        (268,794)      (305,818)
      Change in temporary cash and
        other investments - affiliate     (872)             20         (1,195)
      Additions to work in process      (8,743)             --        (16,801)
      Additions to property
        and equipment                   (1,294)             --         (5,370)
                                    ----------     -----------     ----------
                                       (10,909)       (268,774)      (329,184)
                                    ----------     -----------     ----------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                     13,482              20         13,743
CASH AND CASH EQUIVALENTS-
   Beginning of period                     261              10             --
                                    ----------     -----------     ----------
   End of period                    $   13,743     $        30     $   13,743
                                    ==========     ===========     ==========


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                AMERICAN PORTABLE TELECOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                               (Unaudited)
                                             March 31, 1996    December 31, 1995
                                            ----------------   -----------------
                                                    (Dollars in thousands)
           ASSETS
CURRENT ASSETS
   Cash and cash equivalents - affiliate      $      13,743      $        261
   Cash - restricted                                    422               416
   Temporary cash investments - affiliate               239               107
   Other investments - affiliate                        956               216
   Note receivable - affiliate                           --            28,836
   Income tax refund receivable - affiliate          12,641            12,502
   Other                                                248               201
                                              -------------      ------------
                                                     28,249            42,539
                                              -------------      ------------
FIXED ASSETS AND LICENSES
   Property and equipment -
     net of accumulated depreciation of $236
     and $47, respectively                            5,134             4,029
   Work in process ($945 affiliate)                  16,801             8,058
   Investment in PCS licenses                       305,818           305,818
                                              -------------      ------------
                                                    327,753           317,905
                                              -------------      ------------

OTHER DEFERRED COSTS                                    585                --
                                              -------------      ------------
TOTAL ASSETS                                  $     356,587      $    360,444
                                              =============      ============

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - affiliates              $          --      $      1,284
   Accounts payable - other                           8,856             6,401
   Accrued interest - affiliate                       1,607             1,497
                                              -------------      ------------
                                                     10,463             9,182
                                              -------------      ------------
REVOLVING CREDIT AGREEMENT - TDS                     62,019            60,238
                                              -------------      ------------
DEFERRED TAX LIABILITY                                9,494             9,742
                                              -------------      ------------

COMMON SHAREHOLDERS' EQUITY
   Common stock, $1.00 par value;
     authorized 10,000 shares; issued and
     outstanding 1,000 shares                             1                 1
   Additional paid-in capital                       289,233           289,233
   Deficit accumulated during the
     development stage                              (14,623)           (7,952)
                                              -------------      ------------
                                                    274,611           281,282
                                              -------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                     $     356,587      $    360,444
                                              =============      ============

          The accompanying notes to consolidated financial statements are an integral part of these statements

                AMERICAN PORTABLE TELECOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Current Report on Form 8-K filed June 7, 1996.

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

2. Net (Loss) per Common Share for the three months ended March 31, 1996 and 1995, was computed based on the number of Common Shares outstanding during the period adjusted to give retroactive effect to the recapitalization in conjunction with the Company's 1996 initial public offering, as if this transaction had occurred at January 1, 1995.

3. The following summarizes certain noncash transactions, and interest and income taxes paid.

                                                    Three Months Ended
                                                         March 31,
                                                    1996             1995
                                                 ----------      ----------
                                                  (Dollars in thousands)

      Interest paid                              $      --       $       --
      Income taxes paid                                 --               --

      Accrued interest converted to debt under
         the Revolving Credit Agreement          $   1,432       $       --


      The Company has also capitalized $237,000 of interest in the first quarter of 1996.

4. In the first quarter of 1996, the Company changed its policy of amortizing PCS licenses effective January 1, 1996, to amortizing the licenses upon commencement of service, expected to be in early 1997. This change was made to provide a better matching of expenses with revenues and to conform to industry standards.

5. Recapitalization. On March 28, 1996, TDS, as the sole shareholder of the Company, executed a consent to action in lieu of a meeting, voting all 1,000 shares of common stock of the Company then outstanding for the approval of a Restated Certificate of Incorporation of the Company. Such Restated Certificate of Incorporation authorized (a) 60,000,000 Common Shares, $1.00 par value per share; (b) 60,000,000 Series A Common Shares, $1.00 par value per share; (c) 60,000,000 Series B Common Shares, $1.00 par value per share; and (d) 10,000,000 Preferred Shares, $1.00 par value per share. Upon the filing of the Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on April 19, 1996, the 1,000 shares of common stock of the Company theretofore held by TDS were converted into 19,086,000 Common Shares and 40,000,000 Series A Common Shares of the Company.

      Initial Public Offering. The Company sold 12,250,000 Common Shares at a price of $17 per share in an initial public offering on April 25, 1996. Proceeds of the Offering, net of underwriting discounts and commissions, totaled $195.3 million. The Company used a portion of the net proceeds to repay TDS approximately $62.0 million and expects to use the balance of the funds to partially finance construction, development and operating costs incurred to establish its PCS networks.

                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities

             See Item 4.b.


Item 4.  Submission of Matters to a Vote of Security-Holders.

     (a) On February 19, 1996, TDS, as the sole shareholder of the Company, executed a consent to action in lieu of a meeting, voting all 1,000 shares of common stock of the Company then outstanding for the election of the following persons as directors:

             James Barr III
             LeRoy T. Carlson
             LeRoy T. Carlson, Jr.
             Walter C.D. Carlson
             Rudolph E. Hornacek
             J. Clarke Smith
             Murray L. Swanson
             Donald W. Warkentin

     (b) On March 28, 1996, TDS, as the sole shareholder of the Company, executed a consent to action in lieu of a meeting, voting all 1,000 shares of common stock of the Company then outstanding for the approval of a Restated Certificate of Incorporation of the Company. Such Restated Certificate of Incorporation authorized (a) 60,000,000 Common Shares, $1.00 par value per share; (b) 60,000,000 Series A Common Shares, $1.00 par value per share; (c) 60,000,000 Series B Common Shares, $1.00 par value per share; and (d) 10,000,000 Preferred Shares, $1.00 par value per share. Upon the filing of the Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on April 19, 1996, the 1,000 shares of common stock of the Company theretofore held by TDS were converted into 19,086,000 Common Shares and 40,000,000 Series A Common Shares of the Company.


Item 6.  Exhibits and Reports on Form 8-K.


     (a)     Exhibit 11 - Computation of earnings per common share.

     (b)     Exhibit 27 - Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       AMERICAN PORTABLE TELECOM, INC
                                                (Registrant)





Date   June 7, 1996
                                      /s/   DONALD W. WARKENTIN
                                      ---------------------------
                                      Donald W. Warkentin
                                      President
                                      (Chief Executive Officer)


Date   June 7, 1996
                                      /s/   J. CLARKE SMITH
                                      ---------------------------
                                      J. Clarke Smith
                                      Vice President-Finance and Administration
                                      (Chief Financial Officer)



Date   June 7, 1996
                                      /s/  B. SCOTT DAILEY
                                      ---------------------------
                                      B. Scott Dailey
                                      Controller
                                      (Principal Accounting Officer)