Form 10-Q
period 1996-06-30
AMERICAN PORTABLE TELECOM INC
filed 1996-08-13
CIK 1008614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996
                        ---------------------------------
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

                         Commission File Number 0-28262

- - --------------------------------------------------------------------------------


                         AMERICAN PORTABLE TELECOM, INC.


- - --------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


            Delaware                             39-1706857
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)

            8410 West Bryn Mawr, Suite 1100, Chicago, Illinois 60631
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (312) 399-4200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes     No X
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at July 31, 1996
    Common Shares, $1 par value                        31,336,000  Shares
 Series A Common Shares, $1 par value                  40,000,000  Shares
- - --------------------------------------------------------------------------------

                         AMERICAN PORTABLE TELECOM, INC.

                         2ND QUARTER REPORT ON FORM 10-Q


                                      INDEX




                                                               Page No.
                                                               -------
Part I.   Financial Information

          Management's Discussion and Analysis of
            Results of Operations and Financial Condition        2-5

          Consolidated Statements of Operations -
            Three Months and Six Months
            Ended June 30, 1996 and 1995                          6

          Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1996 and 1995               7

          Consolidated Balance Sheets -
            June 30, 1996 and December 31, 1995                   8

          Notes to Consolidated Financial Statements             9-10


Part II.  Other Information                                       11


Signatures                                                        12

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

The Company acquired eight licenses in the FCC broadband Block A and Block B PCS auction which concluded in March, 1995. Since its acquisition of PCS licenses, the Company has been devoting its efforts to ramp up, including recruiting an experienced management team, developing and executing a business plan, raising capital and designing and constructing a PCS network in each of its six primary MTAs (Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City, and Columbus). The Company sold its Guam MTA license, receiving FCC approval in May of 1996. The sale of the license covering the Alaska MTA has been completed and FCC approval is expected in the third quarter of 1996. The Company's primary focus in 1996 continues to be the development of its PCS business in its primary MTAs and this focus will continue until the expected launch of commercial service in 1997.

The Company is currently capitalizing, as work in process, expenditures for the design, construction and testing of the Company's PCS networks as well as the cost to relocate dedicated private microwave links currently operating in the Company's spectrum in its primary MTAs. Costs associated with developing information systems are also capitalized. The Company capitalizes interest on its work in process expenditures and capitalized interest on the cost of the licenses associated with its primary MTAs through December 31, 1995.

The Company's results of operations for 1996 compared to 1995 reflect primarily increased activities undertaken to prepare the Company's MTAs for initiation of commercial PCS services. The Company expects no operating revenues in 1996 as commercial service is not anticipated to commence until early 1997, and expects its net losses to increase during 1996 as the Company continues its business development activities.

Six Months Ended 6/30/96 Compared to Six Months Ended 6/30/95.

Development costs - affiliate are management services performed by TDS and/or affiliated companies and incurred in the development of the Company's business plans. Development costs - affiliate, decreased $123,000 in the first half of 1996, largely as the result of a decrease of $270,000 in management services primarily attributable to the continuing growth of the Company's management and operating teams and ability to independently coordinate the development of its PCS business. This decrease was partially offset by approximately $147,000 in management services incurred in connection with the Company's initial public offering ("IPO") in April, 1996.

Development costs - other increased $3.7 million in the first half of 1996, primarily due to increased consulting fees incurred in the development of the Company's business and marketing plans and legal expense incurred in the continuing effort to prepare the Company's MTAs for commercial PCS services.

General and administrative expenses increased $8.8 million in the first half of 1996, primarily as a result of the growth of the Company's management and operating teams and the resulting increases in salaries, employee benefit costs and overhead expenses.

Other income - affiliate increased $1.8 million in the first half of 1996, primarily as a result of interest income earned on proceeds from the IPO invested temporarily in the TDS cash management program pending use in PCS network development and construction, as well as interest income associated with a $28.8 million note receivable - affiliate.

Gain on sale of license represents the pretax gain recognized on the sale of the Guam license in May, 1996, concurrent with FCC approval.

Interest expense - affiliate increased $1.5 million in the first half of 1996, primarily as a result of greater interest capitalization in 1995 on the cost of licenses acquired prior to TDS's $289.2 million equity contribution covering such costs. Interest capitalization in 1996 is based solely upon construction expenditures incurred related to the PCS network and information system development.

Income tax expense increased $980,000 in the first half of 1996, primarily due to an increase in the estimated valuation allowance associated with deferred tax assets. For financial reporting purposes, the Company computes its federal income taxes as if it were not a member of the TDS consolidated group for federal income tax purposes.

The Company and TDS entered into a tax allocation agreement which became effective January 1, 1996, pursuant to which, among other things, TDS no longer reimburses the Company on a current basis for losses or credits used by TDS in the year they are generated. Instead, the Company calculates its losses and credits as if it were a separate affiliated group and the Company will be able to carry forward its losses and credits, if any, to reduce future tax liabilities.

The  weighted   average   common  and  Series  A  common  shares   increased  by
approximately 4.5 million due to 12,250,000 common shares issued on April 25, 1996, in connection with the Company's IPO.

Three Months Ended 6/30/96 Compared to Three Months Ended 6/30/95

Development costs - affiliate increased $45,000 in the second quarter of 1996, largely as a result of approximately $147,000 in management services incurred in connection with the Company's IPO in April, 1996, offset by a decrease of $102,000 in other management services, primarily attributable to the Company's management and operating teams increasing ability to independently coordinate the development of its PCS business.

Development costs - other increased $2.0 million in the second quarter of 1996, for reasons generally the same as for the first half of 1996.

General and administrative expenses increased $5.2 million in the second quarter of 1996, for reasons generally the same as for the first half of 1996.

Other income - affiliate increased $1.5 million in the second quarter of 1996, for reasons generally the same as for the first half of 1996.

Gain on sale of license represents the pretax gain recognized on the sale of the Guam license in May, 1996, concurrent with FCC approval.

Interest expense - affiliate increased $275,000 in the second quarter of 1996, for reasons generally the same as for the first half of 1996.

Income tax expense increased $863,000 in the second quarter of 1996, for reasons generally the same as for the first half of 1996.

The  weighted   average   common  and  Series  A  common  shares   increased  by
approximately 9.0 million due to 12,250,000 common shares issued on April 25, 1996, in connection with the Company's IPO.

LIQUIDITY AND CAPITAL RESOURCES

The costs of development, construction, and start-up activities of the Company will require substantial capital. The Company expects to incur significant operating losses and to generate negative cash flow from operating activities during the next several years, while it develops and constructs its PCS networks and builds a PCS customer base.

Cash flows used in operating activities were $3.8 million in 1996 and cash flows provided by operating activities were $3.2 million in 1995. The cash used in 1996 resulted primarily from the $13.9 million net loss generated for the period and a $2.5 million reduction in affiliated accounts payable and accrued interest, offset by payment from TDS on the $12.5 million income tax refund receivable balance at December 31, 1995. The cash provided in 1995 resulted largely from increases in accounts payable and accrued interest.

Cash flows from financing activities provided $163.9 million in 1996 and $267.2 million in 1995. In April, 1996, the Company received proceeds from its initial public offering of $195.3 million, net of underwriting discounts and commissions. The Company used a portion of the net proceeds to repay the outstanding balance under the revolving credit agreement with TDS. In 1996 the Company received from TDS $28.8 million representing the balance due in connection with TDS's $289.2 million contribution to the equity capital of the Company in 1995. The 1995 equity contribution was made to cover the original cost of the licenses acquired in the FCC broadband Block A and Block B PCS auction. Cash flows from financing activities in 1995 were generated by borrowings under the revolving credit agreement.

Cash flows from investing activities required cash totaling $23.0 million in 1996 and $270.3 million in 1995. Such cash requirements in 1996 consisted primarily of additions to property and equipment (primarily computer equipment, office equipment, and leasehold improvements) and capitalized network design, site acquisition, and information system development costs totaling $23.7 million. Cash requirements in 1995 related largely to the Company's acquisition of eight licenses in the FCC broadband Block A and Block B PCS auction.

The Company plans to construct networks in its primary MTAs. Management anticipates the construction of cell sites will begin in the third quarter of 1996. Commercial operations are anticipated to commence in early 1997.

The Company anticipates construction, development, and introduction of PCS networks and services will require substantial capital and operating expenditures over the next several years. While construction (including microwave relocation), and other start-up activities may be impacted by many factors, the Company estimates that the aggregate funds required through December 31, 1998 will total approximately $865 million ($410 million in 1996, $350 million in 1997 and $105 million in 1998). This amount includes an estimated $620 million in capital expenditures for construction of the PCS networks and information systems development ($365 million in 1996, $210 million in 1997, and $45 million in 1998) and $245 million of estimated working capital requirements.

The Company expects 1996 capital expenditures and expenditures for start-up and development activities to be financed using a variety of sources, including but not limited to, borrowings under the TDS revolving credit agreement, vendor financing and equity investors in the Company. In March, 1996, the Company selected Nokia Telecommunications, Inc. ("Nokia") as its sole supplier of infrastructure equipment during the initial build-out of its PCS networks. Nokia has agreed to provide up to $200 million in financing for the equipment. In April of 1996, the Company sold 12,250,000 of its common shares, approximately 17.2% of total outstanding shares, at a price of $17 per share in an initial public offering. The net proceeds from the offering, after underwriters fees, were $195.3 million. A portion of the net proceeds was applied to the repayment of $64.1 million in outstanding indebtedness (including accrued interest) to TDS under the revolving credit agreement. The Company currently has available $250 million under the revolving credit agreement with TDS. The Company believes that its capital resources will be sufficient to fund the development, construction, and operating costs of the Company's PCS networks into the second half of 1997. Sources of additional capital may include additional vendor financing, private equity and debt financings by the Company or its subsidiaries. If sufficient funding is not available to the Company on terms and prices acceptable to the Company, the Company would have to reduce its construction and development programs, which could have a material adverse impact on the Company's financial condition and results of future operations.

                AMERICAN PORTABLE TELECOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                                 Three              Six
                               Months Ended      Months Ended
                                 June 30,          June 30,        Cumulative
                               --------------    ------------     July 23, 1991
                                                                       to
                                 1996   1995      1996    1995     June 30, 1996
                                 ----   ----      ----    ----    --------------
                                (Dollars in thousands, except per share amounts)
OPERATING EXPENSES
 Development costs - affiliate  $  336 $  291   $   513  $  636        $  2,760
 Development costs - other       2,196    167     4,150     433           8,113
 General and administrative      5,229     --     8,844      --          12,430
                                ------  -----    ------  ------         -------
OPERATING (LOSS)                (7,761)  (458)  (13,507) (1,069)        (23,303)

OTHER INCOME
 Other income - affiliate        1,459      1     1,792       2           1,849
 Gain on sale of license           189     --       189      --             189
                                ------  -----    ------  ------         -------
                                 1,648      1     1,981       2           2,038

(LOSS) BEFORE INTEREST AND
 INCOME TAXES                   (6,113)  (457)  (11,526) (1,067)        (21,265)
 Interest expense - affiliate      364     89     1,669     150           2,825
                                ------  -----   -------  ------         -------
(LOSS) BEFORE INCOME TAXES      (6,477)  (546)  (13,195) (1,217)        (24,090)
 Income tax expense (benefit)      729   (134)      682    (298)         (2,261)
                                ------  -----   -------  ------         -------
NET (LOSS)                    $ (7,206) $(412) $(13,877)  $(919)      $ (21,829)
                                ======  =====   =======  ======         =======
WEIGHTED AVERAGE COMMON
 AND SERIES A
 COMMON SHARES (000s)           68,105  59,086   63,596  59,086          60,257
 (NOTE 2)

(LOSS) PER COMMON AND
 SERIES A COMMON SHARE          $(0.11) $(0.01)  $(0.22) $(0.02)      $  (0.36)
                                ======= =======  ======= =======         ======







       The accompanying notes to consolidated financial statements are an integral part of these statements.

                AMERICAN PORTABLE TELECOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                          Six Months Ended
                                            June 30,
                                         ------------------         Cumulative
                                                                July 23, 1991 to
                                            1996        1995     June 30, 1996
                                         ---------   ---------  ----------------
                                              (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                            $ (13,877)  $   (919)    $  (21,829)
   Add (Deduct) adjustments to reconcile
    net (loss)
    to net cash provided (used) by
     operating activities:
    Depreciation                               476         --            523
    Gain on sale of PCS license               (189)        --           (189)
    Change in cash - restricted                416         --             --
    Change in accounts payable - affiliates
     and accrued interest - affiliate       (2,538)     1,595            243
    Change in accounts payable - other         310      2,829          6,711
    Change in income tax refund receivable
     - affiliate                            12,502        (34)            --
    Change in deferred tax asset/liability
     - net                                     825       (298)        10,567
    Change in other assets and deferred
     costs                                  (1,726)        --         (1,927)
                                          ---------  ----------   ----------
                                            (3,801)      3,173        (5,901)
                                          ---------  ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Change in note receivable
     - affiliate                            28,836          --        28,836
    Change in revolving credit agreement
     - TDS                                 (60,238)    267,185       260,358
    Issuance of common stock               195,265          --       195,305
                                         ---------   ---------     ---------
                                           163,863     267,185       484,499
                                         ---------   ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in PCS licenses                  --    (270,368)     (305,818)
    Change in temporary cash and other
     investments - affiliate                   305          32           (18)
    Additions to work in process           (21,200)         --       (29,258)
    Additions to property and equipment     (2,491)         --        (6,567)
    Proceeds from sale of PCS license          350          --           350
                                         ---------   ---------     ---------
                                           (23,036)   (270,336)     (341,311)
                                         ---------   ---------     ---------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                        137,026          22       137,287
CASH AND CASH EQUIVALENTS-
   Beginning of period                         261          10            --
                                         ---------   ---------     ---------
   End of period                         $ 137,287   $      32     $ 137,287
                                         =========   =========     =========


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                AMERICAN PORTABLE TELECOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                               (Unaudited)
                                              June 30, 1996    December 31, 1995
                                              -------------    -----------------
                                                    (Dollars in thousands)
          ASSETS
CURRENT ASSETS
   Cash and cash equivalents - affiliate      $     137,287     $         261
   Cash - restricted                                     --               416
   Temporary cash investments - affiliate                --               107
   Other investments - affiliate                         18               216
   Note receivable - affiliate                           --            28,836
   Income tax refund receivable - affiliate              --            12,502
   Interest receivable - affiliate                      653                --
   Other                                                193               201
                                              -------------     -------------
                                                    138,151            42,539
                                              -------------     -------------
FIXED ASSETS AND LICENSES
   Property and equipment - net of accumulated
     depreciation of $523 and $47, respectively       6,044             4,029
   Work in process ($945 affiliate)                  29,258             8,058
   Investment in PCS licenses                       305,676           305,818
                                              -------------     -------------
                                                    340,978           317,905
                                              -------------     -------------
OTHER DEFERRED COSTS                                    750                --
                                              -------------     -------------
TOTAL ASSETS                                  $     479,879     $     360,444
                                              =============     =============

            LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable - affiliates              $        243      $       1,284
   Accounts payable - other                          7,402              6,401
   Accrued interest - affiliate                         --              1,497
                                              ------------      -------------
                                                     7,645              9,182
                                              ------------      -------------
REVOLVING CREDIT AGREEMENT - TDS                        --             60,238
                                              ------------      -------------
DEFERRED TAX LIABILITY                              10,567              9,742
                                              ------------      -------------

COMMON SHAREHOLDERS' EQUITY
   Common shares, par value $1 per share            31,336                  1
   Series A Common Shares,
    par value $1 per share                          40,000                 --
   Additional paid-in capital                      412,160            289,233
   Deficit accumulated during the
    development stage                              (21,829)            (7,952)
                                              ------------      -------------
                                                   461,667            281,282
                                              ------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                     $    479,879      $     360,444
                                              ============      =============


The accompanying notes to consolidated financial statements are an integral part of these statements

                AMERICAN PORTABLE TELECOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Current Report on Form 8-K dated June 4, 1996.

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, and the results of operations and cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the six months ended June 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

2. Net (Loss) per Common and Series A Common share for the three and six months ended June 30, 1996 and 1995, was computed based on the number of Common and Series A Common shares outstanding during the period adjusted to give retroactive effect to the recapitalization in conjunction with the Company's 1996 initial public offering, as if this transaction had occurred at January 1, 1995.

3. The Company did not pay income taxes during 1995 or 1996. Taxable losses generated by the Company in 1995 resulted in a cash payment of approximately $12.6 million from TDS in May of 1996. The Company paid approximately $499,000 in interest expense and converted approximately $3.0 million in interest expense to debt under the Revolving Credit Agreement with TDS during the six months ended June 30, 1996. No accrued interest was paid or converted to debt under the Revolving Credit Agreement during the six months ended June 30, 1995. The Company capitalized interest expense of approximately $372,000 during the six months ended June 30, 1996, and approximately $1.6 million during the six months ended June 30, 1995.

4. Recapitalization. On March 28, 1996, TDS, as the sole shareholder of the Company, executed a consent to action in lieu of a meeting, voting all 1,000 shares of common stock of the Company then outstanding for the approval of a Restated Certificate of Incorporation of the Company. Such Restated Certificate of Incorporation authorized (a) 60,000,000 Common Shares, $1.00 par value per share; (b) 60,000,000 Series A Common Shares, $1.00 par value per share; (c) 60,000,000 Series B Common Shares, $1.00 par value per share; and (d) 10,000,000 Preferred Shares, $1.00 par value per share. Upon the filing of the Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on April 19, 1996, the 1,000 shares of common stock of the Company theretofore held by TDS were converted into 19,086,000 Common Shares and 40,000,000 Series A Common Shares of the Company.

      Initial Public Offering. The Company sold 12,250,000 Common Shares at a price of $17 per share in an initial public offering on April 25, 1996. Proceeds of the Offering, net of underwriting discounts and commissions, totaled $195.3 million. The Company used a portion of the net proceeds to repay TDS approximately $64.1 million, representing the outstanding balance

      (including accrued interest) under the Revolving Credit Agreement, and expects to use the balance of the funds to partially finance construction, development and operating costs incurred to establish its PCS networks.

5. In May of 1996, concurrent with FCC approval, the Company sold its Guam PCS license for $350,000 and recorded a pretax gain on the sale of approximately $189,000, net of commissions.

6. Commitments. As of June 30, 1996, the Company had on order with Nokia Telecommunications, Inc. ("Nokia") approximately $33.0 million in infrastructure equipment as part of the Company's initial build out of its PCS networks.

                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities

             See Item 4.a.


Item 4.  Submission of Matters to a Vote of Security-Holders.

     (a) On March 28, 1996, TDS, as the sole shareholder of the Company, executed a consent to action in lieu of a meeting, voting all 1,000 shares of common stock of the Company then outstanding for the approval of a Restated Certificate of Incorporation of the Company. Such Restated Certificate of Incorporation authorized (a) 60,000,000 Common Shares, $1.00 par value per share; (b) 60,000,000 Series A Common Shares, $1.00 par value per share; (c) 60,000,000 Series B Common Shares, $1.00 par value per share; and (d) 10,000,000 Preferred Shares, $1.00 par value per share. Upon the filing of the Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on April 19, 1996, the 1,000 shares of common stock of the Company theretofore held by TDS were converted into 19,086,000 Common Shares and 40,000,000 Series A Common Shares of the Company.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)     Exhibits

             Exhibit 11 - Computation of earnings per common share.

             Exhibit 27 - Financial Data Schedule.

     (b)     Reports on Form 8-K filed during the quarter ended June 30, 1996.

APT filed a Current Report on Form 8-K dated June 4, 1996, which updated the financial statements that were included in the Company's Registration Statement on Form S-1, as amended, (Registration No. 333-1514). A revision was made to Footnote 2(i) resulting from changing the accounting policy of amortizing PCS licenses effective January 1, 1996, to amortizing the licenses upon commencement of service.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       AMERICAN PORTABLE TELECOM, INC
                                                (Registrant)





Date   August 13, 1996                  /s/   DONALD W. WARKENTIN
     ------------------------          ----------------------------
                                       Donald W. Warkentin
                                       President
                                       (Chief Executive Officer)


Date   August 13, 1996                  /s/   J. CLARKE SMITH
     ------------------------          ----------------------------
                                       J. Clarke Smith
                                       Vice President-Finance and Administration
                                       (Chief Financial Officer)



Date   August 13, 1996                   /s/  B. SCOTT DAILEY
     ------------------------           ---------------------------
                                        B. Scott Dailey
                                        Controller
                                        (Principal Accounting Officer)