Form 10-Q
period 1996-09-30
AMERICAN PORTABLE TELECOM INC
filed 1996-11-13
CIK 1008614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended        September 30, 1996
                               --------------------------------------
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________________to________________________

                         Commission File Number 0-28262

-------------------------------------------------------------------------------


                         AMERICAN PORTABLE TELECOM, INC.
-------------------------------------------------------------------------------


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at October 31, 1996
    Common Shares, $1 par value                       31,351,143 Shares
 Series A Common Shares, $1 par value                 40,000,000 Shares
------------------------------------------------------------------------------

                         AMERICAN PORTABLE TELECOM, INC.

                         3RD QUARTER REPORT ON FORM 10-Q


                                      INDEX




                                                                    Page No.

Part I.  Financial Information

         Management's Discussion and Analysis of
          Results of Operations and Financial Condition               2-6

         Consolidated Statements of Operations -
          Three Months and Nine Months Ended September 30, 1996
          and 1995                                                     7

         Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1996 and 1995                8

         Consolidated Balance Sheets -
          September 30, 1996 and December 31, 1995                     9

         Notes to Consolidated Financial Statements                  10-12


Part II. Other Information                                            13


Signatures                                                            14

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

The Company acquired eight licenses in the FCC broadband Block A and Block B PCS auction which concluded in March, 1995. Since its acquisition of PCS licenses, the Company has been devoting its efforts to recruiting an experienced management team, developing and executing a business plan, raising capital and designing and constructing a PCS network in each of its six primary MTAs (Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus). The Company has sold its license covering the Guam MTA and has entered into a definitive agreement to sell its license covering the Alaska MTA. FCC approval has been obtained for the sale of the Alaska license and the closing is pending.

The Company's principal focus in 1996 continues to be the development of its PCS business in its primary MTAs and this focus will continue until the expected launch of commercial service in early 1997. As of September 30, 1996, a total of 118 microwave paths have been cleared, with an additional 52 paths having pending agreements with incumbents. Management anticipates that by year-end 1996, sufficient paths will have been cleared to allow service launch in all six markets. Over 500 cell sites have been secured as zoning and installation work continues. The National Operations Center is substantially complete. Friendly user (customer) trials are planned to begin late in the fourth quarter of 1996 and conclude in the first quarter of 1997, with roll-out of commercial service after successful customer trials.

The Company is currently capitalizing, as work in process, expenditures for the design, construction and testing of the Company's PCS networks as well as the cost to relocate dedicated private microwave links currently operating in the Company's spectrum. Costs associated with developing information systems are also capitalized. The Company capitalizes interest on its work in process expenditures and capitalized interest on the cost of the licenses associated with its primary MTAs through December 31, 1995.

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

Nine Months Ended 9/30/96 Compared to Nine Months Ended 9/30/95

Development costs-affiliate are management services performed by TDS and/or affiliated companies and incurred in the development of the Company's business plans. Development costs-affiliate, decreased $167,000 in the first nine months of 1996, largely as the result of a decrease of $314,000 in management services primarily attributable to the continuing growth of the Company's own management and operating teams and ability to independently coordinate the development of its PCS business. This decrease was partially offset by approximately $147,000 in management services incurred in connection with the Company's initial public offering ("IPO") in April, 1996.

Development costs-other increased $6.5 million in the first nine months of 1996, primarily due to increased consulting fees incurred in the development of the Company's business and marketing plans and legal expenses incurred in the continuing effort to prepare the Company's MTAs for commercial PCS services.

General and administrative expenses increased $15.6 million in the first nine months of 1996, primarily as a result of the growth of the Company's management and operating teams and the resulting increases in salaries, employee benefit costs and overhead expenses.

Other income-affiliate increased $3.5 million in the first nine months of 1996, primarily as a result of interest income earned on proceeds from the IPO invested temporarily in the TDS cash management program pending use in PCS network development and construction.

Gain on sale of license represents the pretax gain recognized on the sale of the Guam license in May, 1996.

Interest expense-affiliate increased $1.1 million in the first nine months of 1996. Interest expense- affiliate represents interest on amounts borrowed under the revolving credit agreement with TDS, less interest capitalized. Interest capitalized totaled $380,000 in 1996 and $9.2 million in 1995. Interest capitalization in 1995 includes interest capitalized on the cost of licenses acquired prior to TDS's $289.2 million equity contribution covering such costs. Interest capitalization in 1996 is based solely upon construction expenditures incurred related to the PCS network and information system development.

Income tax expense increased $2.2 million in the first nine months of 1996, primarily due to an increase in the estimated valuation allowance associated with deferred tax assets.

For federal income tax purposes, the Company is included in the TDS consolidated tax return. For financial reporting purposes, the Company computes its federal income taxes as if it were not a member of the TDS consolidated group but filed a separate return.

For 1995, TDS reimbursed the Company for the federal benefit of any net operating loss of the Company which reduced the provision for income taxes reflected in TDS's consolidated statements of income. The Company and TDS entered into a tax allocation agreement which became effective as of January 1, 1996, pursuant to which, among other things, TDS no longer reimburses the Company on a current basis for losses or credits used by TDS in the year they are generated. Instead, the Company will be compensated (or future tax liabilities will be reduced) for TDS's use of tax benefits at such time as the Company could utilize such benefits on a separate return basis.

The  weighted   average   common  and  Series  A  common  shares   increased  by
approximately 7.1 million due to 12,250,000 common shares issued on April 25, 1996 in connection with the Company's IPO.

Three Months Ended 9/30/96 Compared to Three Months Ended 9/30/95

Development costs-affiliate decreased $44,000 in the third quarter of 1996, primarily attributable to the Company's management and operating team's increasing ability to independently coordinate the development of its PCS business.

Development costs-other increased $2.8 million in the third quarter of 1996, for reasons generally the same as for the first nine months of 1996.

General and administrative expenses increased $6.8 million in the third quarter of 1996, for reasons generally the same as for the first nine months of 1996.

Other income-affiliate increased $1.7 million in the third quarter of 1996, for reasons generally the same as for the first nine months of 1996.

Interest expense-affiliate decreased $406,000 in the third quarter of 1996, as all outstanding borrowings under the revolving credit agreement with TDS were repaid from the proceeds of the IPO.

Income tax expense increased $1.2 million in the third quarter of 1996, for reasons generally the same as for the first nine months of 1996.

The weighted average common and Series A common shares increased by 12,250,000 due to the common shares issued on April 25, 1996, in connection with the Company's IPO.

LIQUIDITY AND CAPITAL RESOURCES

The costs of development, construction and start-up activities of the Company will require substantial capital. The Company expects to incur significant operating losses and to generate negative cash flow from operating activities during the next several years, while it develops and constructs its PCS networks and builds its customer base.


Cash flows used by operating activities were $14.1 million in 1996 and cash flows provided by operating activities were $6.3 million in 1995. Cash used in 1996 resulted primarily from the $23.7 million net loss for the period, offset by a $10.2 million decrease in income tax receivable-affiliate. The cash provided in 1995 resulted largely from an $8.5 million increase in affiliated accounts payable and accrued interest, offset by the $2.2 million net loss for the period.

Cash flows from financing activities provided $163.9 million in 1996 and $272.1 million in 1995. In April, 1996, the Company received proceeds from its IPO of $195.3 million, net of underwriting discounts and commissions. The Company used a portion of the net proceeds to repay the outstanding balance under the revolving credit agreement with TDS. In 1996 the Company received from TDS $28.8 million representing the balance due in connection with TDS's $289.2 million contribution to the equity capital of the Company in 1995. The 1995 equity contribution was made to cover the original cost of the licenses acquired in the FCC broadband Block A and Block B PCS auction. Cash flows from financing activities in 1995 were generated by borrowings under the revolving credit agreement.

Cash flows from investing activities required cash totaling $50.7 million in 1996 and $278.4 million in 1995. Such cash requirements in 1996 consisted primarily of $7.3 million of additions to property and equipment (primarily computer equipment, office equipment, and leasehold improvements) and $44.1 million of additions to work in process, including network equipment and capitalized network design, site acquisition and information system development costs. Cash requirements in 1995 related largely to the Company's acquisition of eight licenses in the FCC broadband Block A and Block B PCS auction.

The Company continues to construct networks in its primary MTAs. Commercial operations are anticipated to commence in early 1997.

The Company anticipates construction, development and introduction of PCS networks and services will require substantial capital and operating expenditures over the next several years. While construction (including microwave relocation), and other start-up activities may be impacted by many factors, the Company estimates that the aggregate funds required through December 31, 1998 will total approximately $865 million ($345 million in 1996, $415 million in 1997 and $105 million in 1998). This amount includes an estimated $620 million of capital expenditures for construction of the PCS networks and information systems development ($300 million in 1996, $275 million in 1997 and $45 million in 1998) and $245 million of estimated working capital requirements.

The Company expects 1996 capital expenditures and expenditures for start-up and development activities to be financed using a variety of sources, including but not limited to, borrowings under the TDS revolving credit agreement, vendor financing and equity investors in the Company. In March 1996, the Company selected Nokia Telecommunications, Inc. ("Nokia") as its sole supplier of digital radio channel and switching infrastructure equipment during the initial build out of its PCS networks. Nokia has agreed to provide up to $200 million in financing for the equipment through a Credit Agreement with the Company dated June 19, 1996 ("Credit Agreement"). Total borrowings under the Credit Agreement as of September 30, 1996, were approximately $11.1 million.

At the Company's option it may issue in tranches 10-year unsecured zero coupon promissory notes in accordance with the provisions of the Credit Agreement, the proceeds of which are to be paid to Nokia in satisfaction of borrowings by the Company under the Credit Agreement.

On November 4, 1996, the Company issued $226.2 million in aggregate principal amount at maturity Series A Zero Coupon Notes ("Notes") due in 2006. The issue price of the Notes was 44.2% of the principal amount at maturity or $100 million, and there is no periodic payment of interest. The per annum yield to maturity on the Notes is 8.34% (computed on a semi-annual bond equivalent basis) calculated from November 4, 1996. The Notes will rank in the same prioty with all other unsecured and unsubordinated indebtedness of the Company.

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

The Company believes that its capital resources will be sufficient to fund the development, construction and operating costs of the Company's PCS networks into the second half of 1997. Sources of additional capital may include additional vendor financing as well as private equity and debt financings by the Company or its subsidiaries. If sufficient funding is not made available to the Company on terms and prices acceptable to the Company, the Company would have to reduce its construction and development programs, which could have a material adverse impact on the Company's financial condition and results of future operations.

                AMERICAN PORTABLE TELECOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                                      Three             Nine         Cumulative
                                   Months Ended      Months Ended  July 23, 1991
                                   September 30,     September 30,       to
                                   1996    1995      1996    1995  Sept 30, 1996
                                   -----   ----      ----    ----  -------------
                                (Dollars in thousands, except per share amounts)
OPERATING EXPENSES
 Development costs - affiliate  $   214  $   258  $   727  $    894    $ 2,974
 Development costs - other        3,161      359    7,311       792     11,274
 General and administrative       7,430      659   16,274       659     19,860
                                -------- -------- --------  --------  --------

OPERATING (LOSS)                (10,805)  (1,276) (24,312)   (2,345)   (34,108)

OTHER INCOME
 Other income - affiliate         1,755       27    3,547        29      3,604
 Gain on sale of license             --       --      189        --        189
                                -------- -------- --------  --------   --------
                                  1,755       27    3,736        29      3,793

(LOSS) BEFORE INTEREST AND
 INCOME TAXES                    (9,050)  (1,249) (20,576)   (2,316)   (30,315)
 Interest expense - affiliate        --      406    1,669       556      2,825
 Interest expense - other             8       --        8        --          8
                               --------- -------- --------  --------   --------
(LOSS) BEFORE INCOME TAXES       (9,058)  (1,655) (22,253)   (2,872)   (33,148)
Income tax expense (benefit)        771     (405)   1,453      (703)    (1,490)
                               --------- -------- --------  --------   --------
NET (LOSS)                     $ (9,829) $(1,250) $(23,706) $(2,169)  $(31,658)
                               ========= ======== ========  ========  =========


WEIGHTED AVERAGE COMMON
 AND SERIES A COMMON SHARES
 (000s)                          71,336   59,086    66,176   59,086     60,791

(LOSS) PER COMMON AND
 SERIES A COMMON SHARE         $  (0.14) $ (0.02) $  (0.36) $ (0.04)  $  (0.52)
                               ========= ======== ========= ========  =========







       The accompanying notes to consolidated financial statements are an integral part of these statements.

                AMERICAN PORTABLE TELECOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited


                                             Nine Months Ended      Cumulative
                                               September 30,      July 23, 1991
                                            -------------------        to
                                               1996       1995    Sept 30, 1996
                                            ---------   -------   -------------
                                                 (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                 $ (23,706)  $  (2,169)  $ (31,658)
 Add (Deduct) adjustments to reconcile
  net (loss) to net cash (used) provided
  by operating activities:
   Depreciation                                 1,091          --       1,138
   Gain on sale of PCS license                   (189)         --        (189)
   Change in cash - restricted                    416          --          --
   Change in accounts payable - affiliates
    and accrued interest - affiliate           (1,075)      8,470       1,706
   Change in accounts payable - other          (2,584)        843       3,817
   Change in income tax refund receivable -
    affiliate                                  10,206         (34)     (2,296)
   Change in deferred tax asset/liability
    - net                                       3,926        (703)     13,668
   Change in other assets and deferred costs   (3,333)       (103)     (3,534)
   Change in other liabilities                  1,195          --       1,195
                                            ---------   ---------    --------
                                              (14,053)      6,304     (16,153)
                                            ---------   ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in note receivable - affiliate       28,836          --      28,836
   Change in revolving credit agreement
    - TDS                                     (60,238)    272,105     260,358
   Issuance of common stock                   195,265          --     195,305
                                            ---------    --------    --------
                                              163,863     272,105     484,499
                                            ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in PCS licenses                      --    (277,972)   (305,818)
   Change in temporary cash and other
    investments                                   273          62         (50)
   Additions to work in process               (44,074)       (275)    (52,132)
   Additions to property and equipment         (7,263)       (234)    (11,339)
   Proceeds from sale of PCS license              350          --         350
                                            ---------    --------    --------
                                              (50,714)   (278,419)   (368,989)
                                            ---------    --------    --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            99,096         (10)     99,357
CASH AND CASH EQUIVALENTS-
   Beginning of period                            261          10          --
                                            ---------    --------    --------
   End of period                            $  99,357    $     --    $ 99,357
                                            =========    ========    ========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                AMERICAN PORTABLE TELECOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                            (Unaudited)
                                          September 30, 1996  December 31, 1995
                                          ------------------  -----------------

          ASSETS
CURRENT ASSETS
   Cash and cash equivalents
      General funds                       $       334          $       261
      Affiliated cash equivalents              99,023                   --
                                          -----------          -----------
                                               99,357                  261
   Cash - restricted                               --                  416
   Temporary cash investments                      12                  107
   Other investments                               38                  216
   Note receivable - affiliate                     --               28,836
   Income tax refund receivable
    - affiliate                                 2,296               12,502
   Interest receivable - affiliate                506                   --
   Other                                        1,883                  201
                                          -----------          -----------
                                              104,092               42,539
                                          -----------          -----------

FIXED ASSETS AND LICENSES
   Property and equipment
     - net of accumulated depreciation
     of $1,138 and $47, respectively           10,201                4,029
   Work in process                            111,639                8,058
   Investment in PCS licenses                 305,676              305,818
                                          -----------          -----------
                                              427,516              317,905
                                          -----------          -----------
OTHER DEFERRED COSTS                              814                   --
                                          -----------          -----------
TOTAL ASSETS                              $   532,422          $   360,444
                                          ===========          ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - affiliates          $     1,706          $     1,284
   Accounts payable - other                    41,479                6,401
   Accrued microwave relocation costs          11,167                   --
   Accrued interest - affiliate                    --                1,497
   Other                                        1,195                   --
                                          -----------          -----------
                                               55,547                9,182
                                          -----------          -----------
REVOLVING CREDIT AGREEMENT - TDS                   --               60,238
                                          -----------          -----------
LONG TERM DEBT                                 11,427                   --
                                          -----------          -----------
DEFERRED TAX LIABILITY                         13,668                9,742
                                          -----------          -----------

COMMON SHAREHOLDERS' EQUITY
   Common shares, par value $1 per share       31,336                    1
   Series A Common Shares, par value $1
    per share                                  40,000                   --
   Additional paid-in capital                 412,102              289,233
   Deficit accumulated during the
    development stage                         (31,658)              (7,952)
                                          -----------          -----------
                                              451,780              281,282
                                          -----------          -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                 $   532,422          $   360,444
                                          ===========          ===========

          The accompanying notes to consolidated financial statements are an integral part of these statements

                AMERICAN PORTABLE TELECOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Current Report on Form 8-K dated June 4, 1996.

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the nine months ended September 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

2. Net (Loss) per Common and Series A Common share for the three and nine months ended September 30, 1996 and 1995, was computed based on the number of Common and Series A Common shares outstanding during the period adjusted, as applicable, to give retroactive effect to the recapitalization in conjunction with the Company's 1996 initial public offering, as if this transaction had occurred at January 1, 1995.

3. Supplemental Cash Flow Information. The following summarizes interest and income taxes paid and certain noncash transactions.
                                                         Nine Months Ended
                                                           September 30,
                                                       -------------------
                                                       1996           1995
                                                       ----           ----
                                                      (Dollars in thousands)

Interest paid                                         $    508     $         -

Income tax benefits - Cash payments from TDS
resulting from taxable losses generated by the
Company in 1995                                         12,676               -

Accrued interest converted to debt under the
revolving credit agreement with TDS                      2,973           1,842

Capitalized PCS network and information systems
development costs financed through accounts payable     36,913               -

Acquisition of network equipment and switch building
through issuance of long term debt                      11,427               -

Accrued microwave relocation costs capitalized in
work in process                                       $ 11,167     $         -

The Company capitalized interest expense of $380,000 during the nine months ended September 30, 1996, and $9.2 million during the nine months ended September 30, 1995.

4. Income tax refund receivable-affiliate. During the third quarter of 1996, the Company recorded an additional $2.3 million income tax refund receivable-affiliate. This affiliated receivable relates to a revision of the 1995 tax provision as reflected in the TDS 1995 consolidated tax return. The revision resulted from a change in the treatment of the Company's pre-opening costs.

5. Recapitalization. On March 28, 1996, TDS, as the sole shareholder of the Company, executed a consent to action in lieu of a meeting, voting all 1,000 shares of the common stock of the Company then outstanding for the approval of a Restated Certificate of Incorporation of the
         Company. Such Restated Certificate of Incorporation authorized (a)
         60,000,000 Common Shares, $1.00 par value per share; (b) 60,000,000 Series A Common Shares, $1.00 par value per share; (c) 60,000,000 Series B Common Shares, $1.00 par value per share; and (d)
         10,000,000 Preferred Shares, $1.00 par value per share. Upon filing of the Restated Certificate of Incorporation with the Secretary of the State of Delaware on April 19, 1996, the 1,000 shares of common stock of the Company theretofore held by TDS were converted into 19,086,000 Common Shares and 40,000,000 Series A Common Shares of the Company.

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

6. Credit Agreement. The Company entered into a Credit Agreement with Nokia Telecommunications, Inc. ("Nokia") on June 19, 1996 ("Credit Agreement"). Pursuant to the Credit Agreement, Nokia will provide vendor financing for up to $200 million in PCS infrastructure equipment to be purchased by the Company. The obligations of the Company under the Credit Agreement are fully and unconditionally guaranteed by TDS, at an annual fee rate of 3%. Guarantee fees owed TDS are payable semiannually. Borrowings under the Credit Agreement are due December 1, 1997. Total borrowings under the Credit Agreement as of September 30, 1996, were approximately $11.1 million.

         At the Company's option it may issue in tranches 10-year unsecured zero coupon promissory notes ("Notes") in accordance with the provisions of the Credit Agreement, the proceeds of which are to be paid to Nokia in satisfaction of borrowings by the Company under the Credit Agreement. The Credit Agreement obligates Nokia, subject to certain conditions, to purchase any Notes offered which are not purchased by other parties. The Notes are callable by the Company on and after the fifth anniversary of their issuance at the accreted principal amount on the date of payment for such call. The obligations of the Company under the Notes are fully and unconditionally guaranteed by TDS, at the annual fee rate indicated above. See note 9.
         "Subsequent Event".

7. In May of 1996, concurrent with FCC approval, the Company sold its Guam PCS license for $350,000 and recorded a pretax gain on the sale of approximately $189,000, net of commissions.

8. Commitments. As of September 30, 1996, the Company had orders totaling approximately $77.4 million with Nokia Telecommunications, Inc. ("Nokia") and certain tower vendors for infrastructure equipment as part of the Company's initial build out of its PCS networks.

9. Subsequent Event. On November 4, 1996, the Company issued $226.2 million in aggregate principal amount at maturity Series A Zero Coupon Notes ("Notes") due in 2006. The issue price of the Notes was 44.2% of the principal amount at maturity or $100 million, and there is no periodic payment of interest. The per annum yield to maturity on the Notes is 8.34% (computed on a semi-annual bond equivalent basis) calculated from November 4, 1996. The Notes will rank in the same prioity with all other unsecured and unsubordinated indebtedness of the Company.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

     (a)     Exhibits

             Exhibit 10.1 - American Portable Telecom, Inc. 1996 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-06471).

             Exhibit 11 - Computation of earnings per common share.

             Exhibit 27 - Financial Data Schedule.

     (b) Reports on Form 8-K filed during the quarter ended September 30, 1996.

             No Reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       AMERICAN PORTABLE TELECOM, INC
                                       (Registrant)





Date  November 13, 1996                /s/   DONALD W. WARKENTIN
     ---------------------------       -------------------------------
                                       Donald W. Warkentin
                                       President
                                       (Chief Executive Officer)


Date  November 13, 1996                /s/   J. CLARKE SMITH
     --------------------------        ----------------------------
                                       J. Clarke Smith
                                       Vice President-Finance and Administration
                                       (Chief Financial Officer)



Date  November 13, 1996                /s/  B. SCOTT DAILEY
     --------------------------        ----------------------------
                                       B. Scott Dailey
                                       Controller
                                       (Principal Accounting Officer)