Form 10-K
period 1996-12-31
AMERICAN PORTABLE TELECOM INC
filed 1997-03-21
CIK 1008614

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
       /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                          OR
       / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER 0-28262

--------------------------------------------------------------------------------
                          AERIAL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

            DELAWARE                         39-1706857
--------------------------------  --------------------------------
(State or other jurisdiction of     (IRS Employer Identification
 incorporation or organization)                 No.)

        8410 WEST BRYN MAWR AVENUE, SUITE 1100, CHICAGO, ILLINOIS 60631
              (Address of principal executive offices) (Zip Code)

                 REGISTRANT'S TELEPHONE NUMBER: (773) 399-4200

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                          ---------------------------
                          Common Shares, $1 par value
                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes __X__  No ______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._______

    As of February 28, 1997, the aggregate market value of registrant's Common Shares held by nonaffiliates was approximately $69 million (based upon the closing price of the Common Shares on February 28, 1997, of $5 5/8, as reported by the NASDAQ).

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1997, is 31,387,781 Common Shares, $1 par value, and 40,000,000 Series A Common Shares, $1 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 1996 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held May 12, 1997, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.

--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                   PAGE NUMBER
                                                                 OR REFERENCE(1)
                                                                 ---------------
 Item 1.  Business.............................................         3
 Item 2.  Properties...........................................        12
 Item 3.  Legal Proceedings....................................        12
 Item 4.  Submission of Matters to a Vote of Security
            Holders............................................        12
 Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters................................        13(2)
 Item 6.  Selected Financial Data..............................        13(3)
 Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations................        13(4)
 Item 8.  Financial Statements and Supplementary Data..........        13(5)
 Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure................        13
Item 10.  Directors and Executive Officers of the Registrant...        14(6)
Item 11.  Executive Compensation...............................        14(7)
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management.........................................        14(8)
Item 13.  Certain Relationships and Related Transactions.......        14(9)
Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K........................................        15

---------

1. Parenthetical references are to information incorporated by reference from the registrant's Exhibit 13, which includes portions of its Annual Report to Shareholders for the year ended December 31, 1996 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held on May 12, 1997 ("Proxy Statement").

2. Annual Report section entitled "Aerial Stock and Dividend Information" and "Market Price Per Common Share by Quarter."

3.  Annual Report section entitled "Selected Consolidated Financial Data."

4. Annual Report section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

5. Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Changes in Shareholders' Equity," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants."

6. Proxy Statement section entitled "Election of Directors" and "Executive Officers."

7. Proxy Statement section entitled "Executive Compensation " except for the information specified in Item 402 (a) (8) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

8. Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners and Management."

9. Proxy Statement section entitled "Certain Relationships and Related Transactions."

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                       [LOGO]
AERIAL COMMUNICATIONS, INC.
8410 WEST BRYN MAWR AVENUE - SUITE 1100 - CHICAGO, IL 60631
TELEPHONE (773) 399-4200

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

COMPANY

    Aerial Communications, Inc. (NASDAQ symbol "AERL" or the "Company" or "Aerial"), together with its subsidiaries, is a licensee of Personal Communications Services ("PCS") in the United States, with licenses to provide service in the Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus Major Trading Areas ("MTAs") (collectively, the "PCS Markets"). The PCS Markets include approximately 27.6 million population equivalents ("POPs"). The Company is constructing networks for its PCS Markets using Global System for Mobile Communication ("GSM") technology. The Company has commenced development of a marketing program, intends to launch commercial service in its first market in March 1997, and expects to complete construction of its PCS networks within twelve months of launch of commercial service.

    The Company was formed in 1991 under Delaware law as a wholly-owned subsidiary of Telephone and Data Systems, Inc. [AMEX: TDS] and was formerly named American Portable Telecom, Inc. In November 1996 the Company changed its name to Aerial Communications, Inc. TDS owned 59,086,000 shares of Common Stock of the Company at December 31, 1996, representing 82.8% percent of the combined total of the Company's outstanding Common and Series A Common Shares and 98.1% percent of the voting power.

    The Company sold in 1996 its licenses covering the Guam and Alaska Major Trading Areas for an aggregate pretax gain of $2.6 million.

    PCS is the term used to describe the wireless telecommunications services that will be offered by those companies that acquired or will acquire licenses for radio spectrum (frequency range 1850-1990 MHz) in the Federal Communications Commission ("FCC") auctions and are the newest entrants in the wireless telecommunications market. PCS will initially compete directly with existing cellular telephone, paging and specialized mobile radio services. PCS will also include features which have not traditionally been offered by cellular providers, such as: (i) the provision of all services to one untethered, mobile number; (ii) lower-priced service options; and (iii) data transmissions to and from portable computers, advanced paging services and facsimile services. The Company believes that these enhanced features will contribute to the acceleration of growth in the wireless telecommunications market. The Company believes that PCS providers will be the first wireless direct competitors to cellular providers and the first to offer mass market all-digital mobile networks. In addition, PCS providers may be among the first to be able to offer mass market wireless local loop applications, in competition with switched and direct access local telecommunications services.

    The Company's strategic goal is to take full advantage of the potential of wireless telecommunications. The Company sees an opportunity for significant growth in the wireless telecommunications market through the shift of existing wireless usage patterns from applications focused on business use, special occasions and emergencies to much broader applications for everyday use. The Company is being structured to meet the increasingly competitive challenges of the wireless telecommunications marketplace, and will have a marketing-oriented approach focused on serving its customers and their needs. Since 1983, the demand for wireless telecommunications services has grown dramatically as cellular, paging and other emerging wireless personal communications services have become widely available and increasingly affordable. Since its introduction in 1983, the number of domestic cellular telephone subscribers, both analog and digital, has grown from approximately 91,600 in 1984 to an estimated 43.9 million at December 31, 1996, which represents U.S. market penetration of approximately 16.3%.

    During 1996 the Company contracted for network equipment, billing systems, support software and the majority of equipment and services necessary to launch service. All of the senior management positions and most other key management positions have been staffed. The Company has completed the final design for its PCS networks, acquired and built out the switching centers serving each market, leased and built out a National Operations Center, leased or purchased the majority of the cell sites required to launch and commenced zoning and building the sites. Key operating and marketing staff are in place in each of the PCS Markets. The initial coverage of the Company's PCS networks will include the major metropolitan areas within the PCS Markets, as well as portions of the major highway corridors extending out from those areas. The Company expects to complete construction of its PCS networks within twelve months of launch of commercial service, at which time its PCS networks are anticipated to cover approximately 80% of the population within the PCS Markets.

    In November 1996, the Company entered into a Member Control Agreement ("Agreement") forming a joint venture with Rural Cellular Corporation ("RCC") to build out certain rural areas covering approximately 530,000 POPs in the Minneapolis MTA. The Company will contribute 20 MHz of its Minneapolis MTA license covering certain territories as defined in the Agreement in return for a 49% equity interest in the joint venture. RCC will be responsible for building out the network and for the ongoing operations. It is anticipated that the joint venture will purchase services such as network switching and customer billing from the Company. The network will use GSM technology. The Company expects to benefit from the joint venture by extending the GSM footprint without the capital investment required to build out the network. The Agreement is awaiting FCC approval.

TECHNOLOGY

    By implementing GSM technology the Company believes it will be able to launch more services earlier than it could with other available technologies as well as rapidly complete the initial construction of its networks. Since GSM technology has been in use successfully in Europe since 1992, the Company does not expect to encounter network-related problems. Generally, it takes a number of years to successfully launch a new wireless technology into commercial operation, with problems arising in both handsets and network infrastructure. By using GSM technology, the Company believes that these problems have already been mitigated. GSM also offers sophisticated operations and maintenance systems which are expected to facilitate the integration and launch of PCS networks containing several hundred cell sites. The Company will offer a full range of telecommunications services, including easy-to-use, interactive menu-driven phones, and advanced features such as Caller ID and a Smart Card, as well as more complex features such as text messaging, which allows the GSM handset to function as a two-way messaging device. In the future, the Company intends to increasingly emphasize services which are expected to increase the size and scope of the wireless market such as wireless data and information services as well as wireless local loop services. The Company anticipates that PCS will ultimately offer a competitive alternative to wireline telephone service as PCS networks are constructed and PCS operators form strategic alliances.

    To date, in North America, nearly 20 PCS companies have chosen or are expected to choose GSM. With the completion of the U.S. broadband PCS auctions, license areas of GSM committed operators now total more than 260 million POPs (representing 98.3% of the U.S. population). The Company anticipates that its customers will be able to roam throughout the United States and Canada, either on other GSM-based PCS networks or by using dual-mode handsets that also can be used on existing cellular networks.

    GSM is not directly compatible with other PCS or cellular technologies. However, compatibility can be achieved through the use of handsets that support multiple technologies. The Company expects that compatibility between GSM and the existing analog cellular systems will be achieved with the use of dual-mode handsets. Dual-mode handsets are expected to be available in late 1997. Because analog cellular service is available nationwide, the Company expects that PCS customers will be able to roam into many service areas served by analog cellular providers.

WIRELESS TELECOMMUNICATIONS INDUSTRY

    OVERVIEW. Wireless service is currently available using analog or digital technology. Most wireless services currently transmit voice and data signals over analog-based networks by varying the amplitude or frequency of one continuous electronic signal transmitted over a single radio channel. Analog technology currently has several limitations, including inconsistent service quality, lack of privacy, limited capacity and less reliability in transferring data without errors. The Company has chosen GSM, which utilizes a digital technology, for use in the PCS Markets. Digital systems convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This additional capacity, along with improvements in digital protocols, allows digital-based wireless technologies to offer new and enhanced services, such as greater call privacy and single number (or "find me") service, and more robust data transmission features, such as "mobile office" applications (including facsimile, electronic mail and wireless connections to computer/data networks, including the Internet).

    While digital technology serves generally to reduce transmission interference relative to analog technology, capacity limitations in the 8 Kb vocoder cellular digital handsets now deployed by several digital wireless operators using TDMA technology also cause a perceptible decline in voice quality. This gap in voice quality has proven to be a significant barrier to cellular operators attempting to switch their customers from analog to digital service. Manufacturers have developed enhanced 13 Kb vocoder digital handsets for both PCS and digital cellular networks using GSM or CDMA technology. These new handsets are expected to offer digital voice transmission comparable to wireline quality.

    PCS spectrum differs from existing cellular and specialized mobile radio ("SMR") spectrum in three basic ways: frequency, spectrum and geographic division. PCS networks will operate in a higher-frequency range (1850-1990 MHz) compared to the cellular and SMR frequency (800-900 MHz). PCS will also be comprised of 30 or 10 MHz spectrum versus 25 MHz spectrum for cellular networks. As a result of the improved capacity of the infrastructure and large allocation of spectrum in the A, B and C PCS frequency Blocks, PCS will have more capacity for new wireless services such as data and video transmission. Finally, the geographic areas for PCS licenses are divided differently than for cellular licenses. PCS is segmented among 51 MTAs and 493 Basic Trading Areas ("BTAs") as opposed to cellular's 306 Metropolitan Statistical Areas ("MSAs") and 428 Rural Service Areas ("RSAs"). An MTA license generally covers a much larger geographic area than a BTA, MSA or RSA license.

    OPERATION OF WIRELESS NETWORKS. Wireless service areas are divided into smaller geographic areas called "cells", each of which contains an antenna and a base transceiver station ("BTS") consisting of a low-power transmitter, a receiver and signaling equipment. The cells are typically configured on a grid in a honeycomb-like pattern, although terrain factors (including natural and man-made obstructions) and signal coverage patterns may result in irregularly shaped cells and overlaps or gaps in coverage. The BTS in each cell is connected by microwave, fiber optic cable or telephone wires to a switching office ("mobile switching center" or "MSC"). The MSC controls the operation of the wireless telephone network for its entire service area, performing inter-BTS hand-offs, managing call delivery to handsets, allocating calls among the cells within the network and connecting calls to local landline telephone systems or to long-distance telephone carriers. Wireless service providers have interconnection agreements with various local exchange carriers and interexchange carriers, thereby integrating the wireless telephone network with landline telecommunications systems. Because two-way wireless networks are fully interconnected with landline telephone networks and long-distance networks, customers can receive and originate both local and long-distance calls from their wireless telephones.

    The signal strength of a transmission between a handset and a BTS antenna declines as the handset moves away from the BTS antenna. The MSC and the BTSs monitor the signal strength of calls in process. When the signal strength of a call declines to a predetermined level, the MSC may "hand off" the call to another BTS that can establish a stronger signal with the handset. If a handset leaves the service area of the wireless service provider, the call is disconnected unless an appropriate technical interface is established to hand off the call to an adjacent service provider's system.

    Operators of wireless networks frequently agree to provide service to customers from other compatible networks who are temporarily located or traveling through the operator's service area. Such customers are called "roamers." Agreements among network operators allocate revenues received from roamers. With automatic roaming, wireless customers are preregistered in certain networks outside their home service area and receive service automatically while they are roaming. Other roaming features permit calls to a customer to follow the customer into different networks, so that the customer will continue to receive calls in a different network just as if the customer were within his or her service area.

    Wireless customers generally are charged separately for monthly access, air time, long-distance calls and custom-calling features (although custom-calling features may be included in monthly access charges in certain pricing plans). Wireless network operators pay fees to local exchange and long-distance telephone companies for access to their networks and toll charges based on standard or negotiated rates. When wireless operators provide service to roamers from other networks, they generally charge roamer air-time usage rates, which usually are higher than standard air-time usage rates for their own customers, and additionally may charge daily access fees. Special, discounted rate roaming arrangements, often between neighboring operators who wish to stimulate usage in their respective territories, provide for reduced roaming fees and no daily access fees.

PRODUCTS AND SERVICES

    The Company's fundamental customer proposition will be an affordable, reliable, high-quality mobile voice communications service. At the commencement of commercial service, the Company intends to offer coverage in those areas of the PCS Markets where most of the population lives and works. Subsequent construction of its PCS networks will provide coverage which is competitive with that of current cellular operators. The Company will also provide roaming capabilities, through agreements with other GSM and cellular operators.

    The Company will provide several distinct services and features, certain of which are currently available only on PCS networks. These include:

    THE SMART CARD. GSM technology employs a credit-card sized Smart Card which contains a microchip containing detailed information about a customer's service profile. The Smart Card will allow the Company to initiate services or change a customer's service package from a remote location. The Smart Card also allows customers to roam onto other participating GSM-based networks by using their cards in handsets compatible with the local network.

    FEATURE-RICH HANDSETS. As part of its basic service package, the Company will provide easy-to-use, interactive menu-driven phones that will enable customers to utilize the features available in a GSM network. These handsets will primarily use words and easy-to-use menus rather than numeric codes to operate handset functions such as call-forwarding, call-waiting and text messaging.

    SHORT TEXT MESSAGING. GSM technology allows for the capability to send and receive short text messages, similar to two-way radio paging services. This service allows the Company to offer a quicker and less expensive form of wireless communication when a full conversation is not necessary.

    ENHANCED SECURITY. The Company's service will provide greater security from eavesdropping and cloning than existing wireless service. Greater conversation security is provided by the encryption code of the digital GSM signal. Greater fraud protection is provided because GSM handsets require the use of a Smart Card with a sophisticated authentication scheme, the replication of which is virtually impossible.

    As the market for wireless telecommunications services continues to develop, the Company expects to offer advanced wireless applications such as mobile data services, wireless private branch exchange applications, wireless local loop services and other individually customized wireless products and services.

MARKETING AND DISTRIBUTION

    The Company's marketing objective is to create demand for its PCS service by clearly differentiating its service offerings. The Company believes the strength of its marketing efforts will be a key contributor to its success. The Company has developed overall marketing strategies as well as certain, specific local marketing strategies for each PCS Market.

    The Company's mass marketing efforts will emphasize the value of the Company's high-quality, innovative services and will be supported by heavily promoting the Aerial brand name. This will be supported by a substantial advertising program.

    The Company plans to offer its services and products through traditional cellular sales channels as well as through new, lower cost channels which increase the quality of the typical sale. The Company will utilize traditional sales channels which include mass merchandisers and retail outlets, company retail stores, sales agents and a direct sales force. Based in part upon the remote activation feature of the GSM Smart Card, the Company also intends to develop distribution innovations such as simplified retail sales processes and lower-cost channels which include inbound telesales, affinity marketing programs, neighborhood sales and on-line sales.

SOURCES OF EQUIPMENT

    The Company does not manufacture any of the GSM network equipment, handsets or accessories ("equipment") used or anticipated to be used in its operations. The equipment the Company uses or anticipates to use is available from multiple sources, and the Company anticipates such equipment will continue to be available to the Company in the foreseeable future, consistent with normal manufacturing and delivery lead times. As GSM uses an open system architecture, and due to the fact that GSM has well-developed features, software systems and equipment that are available "off the shelf", the Company is able to design its GSM networks and systems without being dependent upon any single manufacturing source. In March 1996, the Company selected Nokia Telecommunications Inc. as its sole supplier of digital radio channel and switching infrastructure equipment during the initial build-out of its PCS networks.

THE COMPANY'S PCS MARKETS

    The PCS Markets cover large areas with attractive demographic characteristics including growing populations, high population densities, favorable commuting patterns, high median household incomes and favorable business climates. The Company believes the geographic diversity of the PCS Markets mitigates adverse consequences which may result from an economic slowdown in one particular region.

COMPETITION

    The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades to existing analog cellular networks, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements, and changes in end-user requirements and preferences. Accordingly, the Company expects competition in the wireless telecommunications business to be dynamic and intense as a result of the entrance of new competitors and the development of new technologies, products and services.

    The Company will compete directly with up to five other PCS providers in each of its PCS Markets. The other successful bidders in the FCC's broadband Block A and Block B PCS auction in each of the six PCS Markets were PCS PrimeCo (Houston and Tampa-St. Petersburg-Orlando), Sprint Spectrum (Minneapolis, Pittsburgh and Kansas City) and AT&T Wireless Services, Inc. (Columbus). Each of these PCS licensees is designing and constructing their respective networks. PCS PrimeCo's networks are commercially operational in Houston and Tampa. Sprint Spectrum has launched commercial service in Pittsburgh. The FCC has awarded the initial licenses for the Block C spectrum and has recently announced the winning bidders for the D, E and F Blocks. The Company also expects that existing cellular providers in the PCS Markets, most of which have an infrastructure in place and have been operational for a number of years, will upgrade their networks to provide comparable services in competition with the Company. Principal cellular providers in the PCS Markets are AT&T Wireless

Services, Inc., BellSouth Mobility, Inc., GTE Mobile Communications Corporation, AirTouch Communications, Inc., U S WEST NewVector Group, Inc., Bell Atlantic-NYNEX Mobile and Ameritech Cellular.

    The Company also expects to compete with other communications technologies that now exist, such as paging, enhanced specialized mobile radio ("ESMR") and global satellite networks, and expects to compete with cellular and PCS resellers. In the future, cellular service and PCS will also compete more directly with traditional landline telephone service providers and with cable operators who expand into the offering of traditional communications services over their cable systems. In addition, the Company may face competition from technologies that may be introduced in the future.

    All of such competition is expected to be intense. There can be no assurance that the Company will be able to compete successfully in this environment or that new technologies and products that are more commercially effective than the Company's technologies and products will not be developed. In addition, many of the Company's competitors have substantially greater financial, technical, marketing, sales and distribution resources than those of the Company and have significantly greater experience than the Company in testing new or improved telecommunications products and services and obtaining regulatory approvals. Some competitors are expected to market other services, such as cable television access, with their wireless telecommunications service offerings. Several of the Company's competitors are operating, or planning to operate, through joint ventures and affiliation arrangements, wireless telecommunications networks that cover most of the United States.

    Handsets used for GSM-based PCS networks will not be automatically compatible with cellular systems, and vice versa. The Company expects dual-mode handsets to be available in late 1997, which will permit its customers to roam by using the existing cellular wireless network in other markets. Until then, this lack of interoperability may impede the Company's ability to attract current cellular customers or potential new wireless communication customers that desire the ability to access different service providers in the same market.

    The Company anticipates that market prices for two-way wireless services generally will decline in the future based on increased competition. The Company will compete to attract and retain customers principally on the basis of services and enhancements, its customer service, the size and location of its service areas and pricing. The Company's ability to compete successfully will also depend, in part, on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors, which could adversely affect the Company's operating margins.

REGULATION OF WIRELESS TELECOMMUNICATIONS INDUSTRY

    REGULATORY ENVIRONMENT. The FCC regulates the licensing, construction, operation and acquisition of wireless telecommunications systems in the U.S. pursuant to the Communications Act of 1934, as amended, and the rules, regulations and policies promulgated by the FCC thereunder (the "Communications Act"). Under the Communications Act, the FCC is authorized to allocate, grant and deny licenses for PCS frequencies, establish regulations governing the interconnection of PCS networks with wireline and other wireless carriers, grant or deny license renewals and applications for transfer of control or assignment of PCS licenses, and impose forfeitures for violations of FCC regulations.

    In addition, the Telecommunications Act of 1996 (the "1996 Act"), which amended the Communications Act, mandates significant changes in existing telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulations of the telecommunications industry to remove regulatory burdens, as competition develops and makes regulation unnecessary. The FCC promulgated and continues to promulgate regulations governing construction and operation of wireless providers, licensing (including renewal of licenses) and technical standards for the provision of PCS services under the Communications Act, and is implementing the legislative objectives of the 1996 Act, as discussed below.

    PCS LICENSING. The FCC established PCS service areas in the United States and its possessions and territories based upon Rand McNally's market definition of 51 MTAs comprised of 493 smaller BTAs. Each MTA consists of at least two BTAs.

    The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed broadband PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, each of which is allocated to serve either MTAs or BTAs. The spectrum allocation includes two 30 MHz blocks ("A" and "B" Blocks) licensed for each of the 51 MTAs, one 30 MHz block ("C" Block) licensed for each of the 493 BTAs, and three 10 MHz blocks ("D," "E" and "F" Blocks) licensed for each of the 493 BTAs. A PCS license has been awarded for each MTA and BTA in every block, for a total of more than 2,000 licenses. This means that in any PCS service area as many as six licensees could be operating separate PCS networks. Under the FCC's rules, a broadband PCS licensee may own combinations of licenses with total aggregate spectrum coverage of up to 45 MHz in a single geographic area. The FCC adopted comprehensive rules that outlined the bidding process, described the bidding application and payment process, established penalties for certain bid withdrawals, default or disqualification and established regulatory safeguards. The FCC has awarded the initial licenses for the C Block spectrum and has recently announced the winning bidders for the D, E and F Blocks.

    An appeal has been taken to the FCC from the Bureau order by a party alleging that some of the authorizations were granted to parties which had engaged in collusion in the competitive bidding process. That party has also sought review of the denial of its motion for a stay of the grant of A and B Block authorizations. No allegation of collusion was made against TDS or the Company. The Company would defend vigorously any challenges to the authorizations it has been granted.

    On November 9, 1995, in Cincinnati Bell Telephone Co. v. FCC (Case No. 94-3701/4113), the United States Court of Appeals for the Sixth Circuit granted two petitions for review of an FCC order that had barred certain common ownership of cellular and PCS interests in the same market, and remanded the case to the FCC for further proceedings. Neither of the two petitioners had been barred by cross interests from applying for any of the authorizations the FCC later granted to the Company. The Company is watching the FCC proceedings closely.

    In compliance with FCC restrictions on common ownership of cellular and broadband PCS interests in overlapping market areas, United States Cellular, another subsidiary of TDS, entered into a series of arrangements for the divestiture or restructuring of certain of its cellular interests in market areas where the Company was awarded broadband PCS licenses. A number of these proposed arrangements required FCC approval of assignment or transfer of control applications before they could be consummated. These applications have been approved by the FCC and have been consummated.

    The grants of licenses to the Company are also conditioned upon timely compliance with the FCC's build-out requirements, i.e., coverage of one-third of the population of a PCS market within five years of initial license grant and coverage of two-thirds of that population within ten years. A significant factor affecting the schedule and cost of the Company's network implementation will be the relocation of existing private microwave facilities which operate on the same frequencies to be used for the Company's broadband PCS operations. Under the FCC's policies, if the Company decides that any existing microwave facility must be relocated, it is required to provide substitute facilities at its own expense so that the companies using these existing facilities may continue to have access to the same or equivalent communications capabilities. The FCC concluded proceedings in 1996 clarifying and changing its requirements for permissible relocation costs, adopting incentives to encourage reliance on voluntary relocation agreements and requiring the sharing of relocation costs where the relocation of private microwave facilities benefits multiple broadband PCS licenses.

    The FCC licenses granted to the Company are issued for a ten-year period expiring June 23, 2005 and may be renewed. In the event challengers file competing applications in response to any of the Company's renewal filings, the FCC has rules and policies providing that the application of the licensee seeking renewal will be granted and the application of the challenger will not be considered in the event that the broadband PCS licensee involved has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal" and (ii) substantially complied with FCC rules, policies and the Communications Act. Although the Company is unaware of any circumstances which would prevent the approval of any future renewal applications, there can be no assurance that the Company's licenses will be renewed by the FCC in the future. Moreover, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or revoke or modify licenses.

    The FCC has proceedings in process which could open up other frequency bands for wireless telecommunications and PCS-like services. There can be no assurance that such proceedings will not result in additional wireless competition.

    In addition, there are citizenship requirements, assignment requirements and other federal regulations and requirements which may affect the business of the Company.

    RECENT EVENTS. The FCC adopted certain significant decisions during 1996. In one decision, the FCC required that all licensees register and obtain FCC registration numbers for all of their antenna towers which require prior Federal Aviation Administration ("FAA") clearance. The FCC also amended its environmental protection rules to adopt new guidelines and procedures for evaluating the environmental effects of radio frequency ("RF") emissions.

    The FCC has also imposed new "enhanced 911" regulations in broadband PCS systems to determine the precise location of the person making the emergency call. The new rules require broadband PCS providers to work with local public safety officials to process 911 calls, including those made from mobile telephones not registered with the broadband PCS provider, and to meet phased deadlines for implementing these capabilities.

    The FCC has adopted a limited expansion of the obligation of cellular carriers to serve the subscribers of broadband PCS providers, among others, even though the subscribers involved have no pre-existing service relationship with that carrier. Under these new policies, broadband PCS providers may offer their subscribers handsets which are capable of operating over broadband PCS and cellular networks so that when their subscribers are out of range of broadband PCS networks, they will be able to obtain non-automatic access to cellular networks. The FCC expects that implementation of these roaming capabilities will promote competition between broadband PCS and cellular service providers.

    The FCC has adopted requirements which will make it possible for subscribers to retain, at the same location, their existing telephone numbers when they switch from one service provider to another. This numbering portability will include switching between local exchange carrier ("LEC") and other wireline providers, between wireless service providers and between LEC/wireline and wireless providers. LECs have implementation deadlines by the end of 1998. Broadband PCS, cellular and certain other wireless providers have phased implementation deadlines in 1998 and 1999.

    The FCC is also proceeding to implement the 1996 Act. The 1996 Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a Federal-state Joint Board. Much of this implementation is proceeding in numerous, concurrent proceedings with aggressive deadlines. The Company cannot predict the full extent, nature and interrelationships among state and federal implementation and other responses to the 1996 Act.

    The primary purpose and effect of the new law is to open all telecommunications markets to competition--including local telephone service. The 1996 Act makes most direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

    Only narrow powers over competitive entry are left to state and local authorities. Each state retains the power to impose competitively neutral requirements that are consistent with the 1996 Act's universal service provision and necessary for universal services, public safety and welfare, continued service quality and consumer rights. While a state may not impose requirements that effectively function as barriers to entry, it retains limited authority to regulate certain competitive practices in rural telephone company service areas.

    Since enactment, the FCC has adopted orders implementing the local competition provisions of the 1996 Act. The FCC found that broadband PCS and certain other wireless providers are entitled to reciprocal compensation, may not be charged for LEC-originated traffic or for code opening/per-number fees, and may obtain LEC interconnection subject to the terms of the 1996 Act. Appeals have been taken to the United States Court of Appeals for the Eighth Circuit from these FCC orders by numerous parties alleging that the FCC has exceeded its statutory mandate, among other matters. The Eighth Circuit Court granted a stay of certain rules adopted in the FCC orders pending its decision on the merits of these appeals.

    The 1996 Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The 1996 Act also requires universal service to schools, libraries and rural health facilities at discounted rates. The FCC has proceedings pending to address recommendations made by the Joint Board with respect to the implementation of the universal service provisions of the 1996 Act, including, among other issues, the size of the universal service fund and the assessment mechanism to determine how much individual wireless carriers will be required to contribute.

    STATE AND LOCAL REGULATION. The scope of state regulatory authorities covers such matters as the terms and conditions of interconnection between LECs and wireless carriers with respect to intrastate services, customer billing information and practices, billing disputes, other consumer protection matters, facilities construction issues and transfers of control, among other matters. In these areas, particularly the terms and conditions of interconnection between LECs and wireless providers, the FCC and state regulatory authorities share regulatory responsibilities with respect to interstate and intrastate issues, respectively.

    The FCC has pending numerous petitions for pre-emption of state and local regulations which allege such regulations prohibit or impair the provision of interstate or intrastate telecommunications services. It has also requested public comment on a petition requesting pre-emption of moratoria imposed by state and local governments on siting of telecommunications facilities, the imposition of state taxes on the gross receipts of commercial mobile radio service ("CMRS") providers and other proposed state taxes based on the asset value of CMRS licenses awarded by the FCC. The FCC has been actively involved in educating state and local regulatory and zoning authorities as to the prohibitions in the 1996 Act against the creation of unreasonable and discriminatory zoning, taxation or other barriers to new wireless providers.

    The FCC is required to forbear from applying any statutory or regulatory provision that is not necessary to keep telecommunications rates and terms reasonable or to protect consumers. A state may not apply a statutory or regulatory provision that the FCC decides to forbear from applying. In addition, the FCC must review its telecommunications regulations every two years and change any that are no longer necessary.

    The Company and its subsidiaries have been and intend to remain active participants in proceedings before the FCC and before state and local regulatory and zoning authorities. Proceedings with respect to the foregoing policy issues before the FCC and state regulatory authorities could have significant impacts on the competitive market structure among wireless providers and the relationships between wireless providers and other carriers. The Company is unable to predict the scope, pace, or financial impact of policy changes which could be adopted in these proceedings.

SEASONALITY

    Generally, the Company's operating results are not significantly affected by seasonal factors.

EMPLOYEES

    As of December 31, 1996, the Company had a total of 424 employees. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

    PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY
                                   STATEMENT

    This Form 10-K contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's beliefs and expectations are forward-looking statements. These statements contain potential risks and uncertainties and therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

    Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; changes in competition in the Company's markets; advances in telecommunications technology; changes in the telecommunications regulatory environment; pending and future litigation; availability of future financing; and unanticipated changes in growth in PCS customers, penetration rates, churn rates and the mix of products and services offered in the Company's markets. Readers should evaluate any statements in light of these important factors.

ITEM 2. PROPERTIES

    The Company currently leases office and warehouse space in each of its PCS Markets as well as office space for its corporate headquarters in Chicago and National Operations Center in Tampa. These leases provide for monthly rentals at market rates and expire, subject to renewal options, on various dates through 2006. The Company also leases cell sites for its digital radio channel (or "BTS") equipment on land, buildings and other fixed structures at various rentals for various terms. As of December 31, 1996, the Company had entered into 370 such cell site agreements. The Company owns all five of its switch site buildings serving each of the PCS Markets (the Pittsburgh switch also serves the Columbus market).

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved from time to time in routine legal and regulatory proceedings incidental to its business. The Company is not involved in any currently pending lawsuits or proceedings that it believes will have, individually or in the aggregate, a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of securities holders during the fourth quarter of fiscal year 1996.

--------------------------------------------------------------------------------
                                    PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Except as described below, such information is incorporated herein by reference from Exhibit 13, Annual Report section entitled "Aerial Stock and Dividend Information" and "Market Price Per Common Share By Quarter."

    On November 4, 1996, the Company issued $226.2 million in aggregate principal amount at maturity of Series A Zero Coupon Notes ("Notes") due in 2006. The issue price of the Notes was 44.2% of the principal amount at maturity or $100 million, and there is no periodic payment of interest. The $100 million in proceeds from the sale of the Notes were paid to Nokia Telecommunications Inc., in satisfaction of all outstanding obligations and future obligations up to $100 million of the Company under a Credit Agreement dated June 19, 1996. The Notes and the obligations under the Credit Agreement are fully and unconditionally guaranteed by TDS at an annual fee rate of 3%. Such Notes were issued without registration under the Securities Act of 1933, as amended, pursuant to an exemption therefrom in Rule 144A under such act.

ITEM 6. SELECTED FINANCIAL DATA

    Incorporated herein by reference from Exhibit 13, Annual Report section entitled "Selected Consolidated Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated herein by reference from Exhibit 13, Annual Report section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated herein by reference from Exhibit 13, Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Changes in Shareholders' Equity," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference from Proxy Statement sections entitled "Election of Directors" and "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated herein by reference from Proxy Statement section entitled "Executive Compensation" except for the information specified in item 402 (a)
(8) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference from Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

    Incorporated herein by reference from Proxy Statement section entitled "Certain Relationships and Related Transactions."

--------------------------------------------------------------------------------
                                    PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as a part of this report:

a. (1) Financial Statements

Consolidated Statements of Operations..............................  Annual Report*
Consolidated Statements of Cash Flows..............................  Annual Report*
Consolidated Balance Sheets........................................  Annual Report*
Consolidated Statements of Changes in Shareholders' Equity.........  Annual Report*
Notes to Consolidated Financial Statements.........................  Annual Report*
Report of Independent Public Accountants...........................  Annual Report*

---------
* Incorporated herein by reference from Exhibit 13.

  (2) Schedules

                                                                                    LOCATION
                                                                                    --------
Report of Independent Public Accountants on Financial Statement Schedule..........  page 16
II.    Valuation and Qualifying Accounts for each of the Three Years in the Period
       Ended December 31, 1996....................................................  page 17
All other schedules have been omitted because they are not applicable or not required or because the required information is shown in the financial statements or notes thereto.

  (3) Exhibits

The exhibits set forth in the accompanying Index to Exhibits are filed as a part of this Report. The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 (c) of this Report.

EXHIBIT
 NUMBER   DESCRIPTION
--------  ----------------------------------------------------------------------
 10.14 Aerial Communications, Inc. 1996 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit B to the Company's Notice of Annual Meeting of Shareholders and Proxy Statement for the 1997 Annual Meeting of Shareholders.
 10.15 Description of Terms of Signing Letter with Donald W. Warkentin dated June 7, 1995.

(b) Reports on Form 8-K filed during the quarter ended December 31, 1996.

    The Company filed on November 29, 1996, a Current Report on Form 8-K dated November 4, 1996, for the purpose of filing the Trust Indenture Agreement dated November 4, 1996, between the Company, as issuer, Telephone and Data Systems, Inc., as guarantor, and The First National Bank of Chicago, as trustee related to the Series A Zero Coupon Notes Due 2006.

    The Company filed on November 27, 1996, a Current Report on Form 8-K dated November 20, 1996, for the purpose of filing a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware to effect a change in its name from "American Portable Telecom, Inc." to "Aerial Communications, Inc." The NASDAQ ticker symbol was also changed from "APTI" to "AERL".

    The Company filed on December 18, 1996, a Current Report on Form 8-K dated June 19, 1996, for the purpose of filing the Credit Agreement dated June 19, 1996 and rider thereto dated October 30, 1996, between the Company and Nokia Telecommunications Inc.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of AERIAL COMMUNICATIONS, INC.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Aerial Communications, Inc. and Subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 1997. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financials statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
January 29, 1997

AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                COLUMN A                                                   COLUMN C
                               DESCRIPTION                                   COLUMN B     ADDITIONS                   COLUMN E
-------------------------------------------------------------------------   BALANCE AT    CHARGED TO                 BALANCE AT
                                                                           BEGINNING OF   COSTS AND     COLUMN D       END OF
(DOLLARS IN THOUSANDS)                                                        PERIOD       EXPENSES    DEDUCTIONS      PERIOD
                                                                           ------------  ------------  -----------  ------------
FOR THE YEAR ENDED DECEMBER 31, 1996
  Valuation Allowance for Deferred Tax Assets                               $    1,291    $   13,738   $        --  $     15,029
FOR THE YEAR ENDED DECEMBER 31, 1995
  Valuation Allowance for Deferred Tax Assets                                      170         1,121            --         1,291
FOR THE YEAR ENDED DECEMBER 31, 1994
  Valuation Allowance for Deferred Tax Assets                               $      101    $       69   $        --  $        170

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AERIAL COMMUNICATIONS, INC.

                                                By:                 /S/ DONALD W. WARKENTIN
                                                           ------------------------------------------
                                                                      Donald W. Warkentin,
                                                              PRESIDENT (CHIEF EXECUTIVE OFFICER)
                                                By:                   /S/ J. CLARKE SMITH
                                                           ------------------------------------------
                                                                        J. Clarke Smith
                                                                   VICE PRESIDENT-FINANCE AND
                                                                  ADMINISTRATION AND TREASURER
                                                                   (CHIEF FINANCIAL OFFICER)
                                                By:                   /S/ B. SCOTT DAILEY
                                                           ------------------------------------------
                                                                        B. Scott Dailey
                                                           CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

Dated March 20, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                   TITLE                       DATE
--------------------------------------------------  ------------------------------  ---------------------
                /S/ DONALD W. WARKENTIN                                   DIRECTOR     March 20, 1997
        ----------------------------------
               Donald W. Warkentin

                   /S/ J. CLARKE SMITH                                    DIRECTOR     March 20, 1997
        ----------------------------------
                 J. Clarke Smith

               /S/ LEROY T. CARLSON, JR.                     CHAIRMAN AND DIRECTOR     March 20, 1997
        ----------------------------------
              LeRoy T. Carlson, Jr.

                  /S/ LEROY T. CARLSON                                    DIRECTOR     March 20, 1997
        ----------------------------------
                 LeRoy T. Carlson

                 /S/ MURRAY L. SWANSON                                    DIRECTOR     March 20, 1997
        ----------------------------------
                Murray L. Swanson

                /S/ RUDOLPH E. HORNACEK                                   DIRECTOR     March 20, 1997
        ----------------------------------
               Rudolph E. Hornacek

                    /S/ JAMES BARR III                                    DIRECTOR     March 20, 1997
        ----------------------------------
                  James Barr III

                /S/ WALTER C.D. CARLSON                                   DIRECTOR     March 20, 1997
        ----------------------------------
               Walter C.D. Carlson

                    /S/ JOHN D. FOSTER                                    DIRECTOR     March 20, 1997
        ----------------------------------
                  John D. Foster

               /S/ THOMAS W. WILSON, JR.                                  DIRECTOR     March 20, 1997
        ----------------------------------
              Thomas W. Wilson, Jr.

--------------------------------------------------------------------------------
                                 EXHIBIT INDEX
--------------------------------------------------------------------------------

EXHIBIT
  NO.                                  DESCRIPTION
--------  ----------------------------------------------------------------------

  3.1 Restated Certificate of Incorporation of the Company, is hereby incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated November 20, 1996.

  3.2 Restated Bylaws of the Company, are hereby incorporated by reference to Exhibit 3.2 to the Company's Amendment No. 1 to Form S-1
          (Registration No. 333-1514)

  4.1     Trust Indenture Agreement dated as of November 4, 1996, between the
          Company as issuer, TDS as guarantor, and The First National Bank of Chicago, as trustee for the Company's Series A Zero Coupon Notes, due
          2006, is hereby incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated November 4, 1996.

  9.1(a) Voting Trust Agreement, dated as of June 30, 1989, is hereby incorporated by reference to an exhibit to Post-Effective Amendment
          No. 3 to the TDS Registration Statement on Form S-1, No. 33-12943.

  9.1(b) Amendment dated as of May 9, 1991 to the Voting Trust Agreement dated as of June 30, 1989, is hereby incorporated by reference to Exhibit
          9.2 to the TDS Annual Report on Form 10-K for the year ended December
          31, 1991.

  9.1(c) Amendment dated as of November 20, 1992, to the Voting Trust Agreement dated as of June 30, 1989, as amended, is hereby incorporated by reference to Exhibit 9.1(c) to the TDS Annual Report on Form 10-K for the year ended December 31, 1992.

 10.1 Form of Exchange Agreement between the Company and TDS, is hereby incorporated by reference to Exhibit 10.1 to the Company's Amendment
          No. 1 to Form S-1 (Registration No. 333-1514)

 10.2     Revolving Credit Agreement dated as of August 1, 1995 between the
          Company and TDS, is hereby incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 1 to Form S-1 (Registration No.
          333-1514)

 10.3 Amendment dated December 31, 1995 to Revolving Credit Agreement between the Company and TDS, is hereby incorporated by reference to
          Exhibit 10.3 to the Company's Amendment No. 1 to Form S-1
          (Registration No. 333-1514)

 10.4 Form of Tax Allocation Agreement between the Company and TDS, is hereby incorporated by reference to Exhibit 10.4 to the Company's
          Amendment No. 1 to Form S-1 (Registration No. 333-1514)

 10.5 Form of Cash Management Agreement between the Company and TDS, is hereby incorporated by reference to Exhibit 10.5 to the Company's
          Amendment No. 1 to Form S-1 (Registration No. 333-1514)

 10.6 Form of Intercompany Agreement between the Company and TDS, is hereby incorporated by reference to Exhibit 10.6 to the Company's Amendment
          No. 1 to Form S-1 (Registration No. 333-1514)

 10.7 Form of Registration Rights Agreement between the Company and TDS, is hereby incorporated by reference to Exhibit 10.7 to the Company's
          Amendment No. 1 to Form S-1 (Registration No. 333-1514)

 10.8 Form of Insurance Cost Sharing Agreement between the Company and TDS, is hereby incorporated by reference to Exhibit 10.8 to the Company's
          Amendment No. 1 to Form S-1 (Registration No. 333-1514)

EXHIBIT
  NO.                                  DESCRIPTION
--------  ----------------------------------------------------------------------
 10.9     Form of Employee Benefit Plans Agreement between the Company and TDS, is hereby incorporated by reference to Exhibit 10.9 to the Company's
          Amendment No. 1 to Form S-1 (Registration No. 333-1514)

 10.10*   Software License Agreement dated as of December 15, 1995 between the
          Company and Aethos Communications, Inc., is incorporated by reference to Exhibit 10.11 to the Company's Amendment No. 1 to Form S-1
          (Registration No. 333-1514)

 10.11*   Project Management and Construction Agreement dated as of January 15,
          1996 between the Company and Fluor Daniel, Inc., is hereby incorporated by reference to Exhibit 10.12 to the Company's Amendment
          No. 1 to Form S-1 (Registration No. 333-1514)

 10.12* PCS Infrastructure Supply Contract dated as of March 1, 1996 between the Company and Nokia Telecommunications Inc., is hereby incorporated by reference to Exhibit 10.13 to the Company's Amendment No. 1 to Form
          S-1 (Registration No. 333-1514)

 10.13*   Credit Agreement dated as of June 19, 1996, and rider thereto dated
          October 30, 1996, between the Company and Nokia Telecommunications
          Inc., is hereby incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated June 19, 1996.

 10.14 Aerial Communications, Inc. 1996 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit B to the Company's
          Notice of Annual Meeting of Shareholders and Proxy Statement for the
          1997 Annual Meeting of Shareholders.

 10.15    Description of Terms of Signing Letter with Donald W. Warkentin dated
          June 7, 1995.

 11       Computation of earnings per common share

 13       Incorporated portions of the 1996 Annual Report to Shareholders

 21       List of Subsidiaries of the Registrant

 23       Consent of Independent Public Accountants

 27       Financial Data Schedule

---------
* Confidential material appearing in this exhibit was omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 406 promulgated under the Securities Act of 1933.

   [LOGO]
AERIAL COMMUNICATIONS, INC.
8410 West Bryn Mawr - Suite 1100
Chicago, Illinois 60631
Phone: (773) 399-4200
Fax: (773) 399-4170