Form 10-Q
period 1997-03-31
AERIAL COMMUNICATIONS INC
filed 1997-05-12
CIK 1008614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended            March 31, 1997
                               ----------------------------------
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________________to__________________________

                         Commission File Number 0-28262

--------------------------------------------------------------------------------

                           AERIAL COMMUNICATIONS, INC.

-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


          Delaware                                     39-1706857
------------------------------               -------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

            8410 West Bryn Mawr, Suite 1100, Chicago, Illinois  60631
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (773) 399-4200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X   No
                                      ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at April 30, 1997
       -----------------------                -------------------------------
     Common Shares, $1 par value                     31,494,655 Shares
 Series A Common Shares, $1 par value                40,000,000 Shares
--------------------------------------------------------------------------------

                           AERIAL COMMUNICATIONS, INC.
                           ---------------------------

                         1ST QUARTER REPORT ON FORM 10-Q
                         -------------------------------

                                      INDEX
                                      -----



                                                                      Page No.
                                                                      --------
Part I.     Financial Information

            Management's Discussion and Analysis of
             Results of Operations and Financial Condition              2-5

            Consolidated Statements of Operations -
             Three Months Ended March 31, 1997 and 1996                  6

            Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1997 and 1996                  7

            Consolidated Balance Sheets -
             March 31, 1997 and December 31, 1996                       8-9

            Notes to Consolidated Financial Statements                 10-11


Part II.          Other Information                                     12


Signatures                                                              13

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           AERIAL COMMUNICATIONS, INC.
                           ---------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

                             AND FINANCIAL CONDITION
                             -----------------------


RESULTS OF OPERATIONS
---------------------

Aerial Communications, Inc. (the "Company" - NASDAQ symbol: AERL), an 82.8%-owned subsidiary of Telephone and Data Systems, Inc. ("TDS"), was formed to acquire Personal Communications Services ("PCS") licenses from the Federal Communications Commission ("FCC"), construct PCS networks in its Major Trading Areas ("MTAs") and offer wireless PCS communications services in these areas.

Since its acquisition of PCS licenses in the FCC broadband Block A and Block B PCS auction, which concluded in March of 1995, the Company has been devoting its efforts to recruiting an experienced management team, developing and executing a business plan, raising capital and designing and constructing a PCS network in
each  of  its  MTAs   (Minneapolis,   Tampa-St. Petersburg-Orlando,   Houston,
Pittsburgh, Kansas City and Columbus).

The Company's focus in 1997 has been the preparation of each of its markets for initial service launch and the development of it PCS business. The Columbus MTA launched service on March 27, 1997. The Company expects to launch service in its five remaining MTAs during the second quarter.

Significant progress has been made in site acquisition and construction. Across all six markets, the Company expects to launch with approximately 600 cell sites in service. Upon completion of all phases of its build-out in 1997, more than 1,000 cell sites are planned to be in service.

A number of municipalities have adopted cell site zoning moratoria slowing the task of network build-out. The Company has taken steps to mitigate the impact of all such moratoria affecting its build-out. Moratoria have been particularly challenging for all wireless providers in the Orlando/Orange County, Florida area.

The Company is currently capitalizing, as work in process, expenditures for the design, construction and testing of the Company's PCS networks as well as the cost to relocate dedicated private microwave links currently operating in the Company's spectrum. Costs associated with developing information systems are also capitalized. The Company capitalizes interest on such PCS network and information system expenditures where appropriate.

Three Months Ended 3/31/97 Compared to Three Months Ended 3/31/96

Development costs increased $3.1 million in the first quarter of 1997 primarily due to a $2.8 million increase in advertising expense and a $0.5 million increase in consulting fees offset by a $0.2 million decrease in legal expenses. Development costs are incurred in the development of the Company's business and marketing plans in the continuing effort to prepare the Company's MTAs for commercial PCS services.

General and administrative expenses increased $12.7 million in the first quarter of 1997, primarily as a result of the growth of the Company's management and operating teams and the resulting increases in salaries, employee benefit costs and overhead expenses. The Company had 759 employees at March 31, 1997, compared to 70 employees at March 31, 1996. The increase in employees relates to the Company adding approximately 200 sales employees across its MTAs and 140 customer service employees at its National Operations Center in Tampa, with the balance of the additions coming primarily from the areas of marketing, engineering and operations, finance, and information technology.

Interest income-other increased $1.0 million in the first quarter of 1997 due primarily to interest income earned on the excess proceeds from the Company's November 1996 sale of Series A Zero Coupon Notes pending use in PCS network development and construction.

Investment losses were $0.5 million in the first quarter of 1997 and represent the Company's share of losses of the Wireless Alliance, LLC, a joint venture associated with the Company's Minneapolis MTA and designed to extend the PCS footprint to areas that were not in the Company's initial build-out.

Interest expense-affiliate represents interest on amounts borrowed under the Revolving Credit Agreement with TDS and fees paid to TDS for serving as guarantor on the Series A Zero Coupon Notes, less interest capitalized. Interest expense-affiliate decreased $0.7 million in the first quarter of 1997, primarily due to a decrease in the average borrowings under the Revolving Credit Agreement and an increase in interest capitalization. Interest capitalized totaled $0.7 million in 1997 and $0.2 million in 1996.

Interest expense-other was $0.4 million in the first quarter of 1997 and relates to the Series A Zero Coupon Notes issued in November 1996, less interest capitalized. The Company capitalized interest of $1.6 million related to the Series A Zero Coupon Notes in the first quarter of 1997.

Income tax expense increased $0.5 million in the first quarter of 1997, primarily due to an increase in the estimated valuation allowance associated with deferred tax assets generated by net operating losses.

For federal income tax purposes, the Company is included in the TDS consolidated tax return. The Company and TDS entered into a tax allocation agreement which became effective January 1, 1996, pursuant to which, the Company calculates its losses and credits as if it were a separate affiliated group and will carry forward its losses and credits, if any, to reduce future tax liabilities. For financial reporting purposes, the Company computes its federal income taxes as if it were not a member of the TDS consolidated group but filed a separate return.

The weighted average Common and Series A Common Shares increased by 12.3 million between the first quarter of 1997 and the first quarter of 1996 due primarily to 12,250,000 Common Shares issued on April 25, 1996, in connection with the Company's initial public offering ("IPO").

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The costs of development, construction and start-up activities of the Company will require substantial capital. From inception through March 31, 1997, the Company had expended $304.4 million for its licenses, including capitalized interest, $375.8 million for all other capital expenditures and incurred cumulative net losses of $68.2 million. The Company expects to incur significant operating losses and to generate negative cash flow from operating activities during the next several years, while it develops and constructs its PCS networks and builds its customer base.

Cash flows used by operating activities were $26.2 million in the first quarter of 1997 compared to $6.2 million in 1996. Cash used in 1997 resulted primarily from the $22.3 million net loss for the quarter and an increase in inventory of $4.0 million. The cash used in 1996 resulted primarily from the $6.7 million net loss generated for the quarter.

Cash flows from financing activities provided $82.8 million during the first quarter of 1997 compared to $30.6 million during 1996. Cash provided in 1997 was due primarily to $82.6 million in borrowings under the Revolving Credit Agreement (See Note 5-Revolving Credit Agreement). In 1996 the Company received from TDS $28.8 million representing the balance due in connection with TDS's $289.2 million contribution to the equity capital of the Company in 1995. Obligations under the Revolving Credit Agreement also increased $1.8 million in 1996.

Cash flows used in investing activities totaled $84.7 million for the first quarter of 1997 compared to $10.9 million for 1996. Cash used in 1997 resulted primarily from $76.7 million in additions to work in process and $7.9 million in additions to property and equipment. Cash requirements in 1996 consisted primarily of additions to work in process of $8.7 million and additions to property and equipment of $1.3 million.

While start-up activities may be impacted by many factors, the Company anticipates that the development of its PCS networks and services will require substantial capital over the next several years. For 1997 the Company estimates that the aggregate funds required for construction expenditures (including microwave relocation) will total approximately $345 million. The Company plans to have completed all phases of its network build-out by the end of 1997. The Company estimates requiring $255 million for working capital requirements to fund operations in 1997.

The Company expects 1997 capital expenditures and expenditures for start-up and development activities to be financed using a variety of sources, including but not limited to, borrowings under the TDS Revolving Credit Agreement, vendor financing and minority equity interests in the MTAs. The Company had available $167.4 million under the Revolving Credit Agreement with TDS as of March 31, 1997.

In March 1996, the Company selected Nokia Telecommunications, Inc. ("Nokia") as its sole supplier of digital radio channel and switching infrastructure equipment during the initial build-out of its PCS networks. Nokia has agreed to provide up to $200 million in financing for the equipment through a Credit Agreement with the Company dated June 19, 1996 ("Credit Agreement"). At the
Company's option it may issue, in tranches, 10-year unsecured zero coupon promissory notes in accordance with the provisions of the Credit Agreement, the proceeds of which are to be paid to Nokia in satisfaction of borrowings by the Company under the Credit Agreement.

On November 4, 1996, the Company issued $226.2 million in aggregate principal amount at maturity of Series A Zero Coupon Notes ("Notes") due in 2006. The issue price of the Notes was 44.2% of the principal amount at maturity or $100 million, and there is no periodic payment of interest. The $100 million proceeds of the sale of the Notes were paid to Nokia in satisfaction of all outstanding obligations and future obligations up to $100 million of the Company under the Credit Agreement. The per annum yield to maturity on the Notes is 8.34% (computed on a semi-annual bond equivalent basis). The Notes will rank in the same priority with all other unsecured and unsubordinated indebtedness of the Company. The Notes and the obligations under the Credit Agreement are fully and unconditionally guaranteed by TDS at an annual fee rate of 3%. The Notes are subject to optional redemption by the Company on and after November 1, 2001, at a purchase price equal to the issue price plus accrued interest through the date of redemption.

In April 1996, the Company sold 12,250,000 of its Common Shares, approximately 17.2% of total outstanding shares of common stock, at a price of $17 per share in an initial public offering. The net proceeds from the offering, after underwriters fees, were $195.3 million. A portion of the net proceeds was applied to the repayment of the $64.1 million then outstanding indebtedness (including accrued interest) to TDS under the Revolving Credit Agreement.

In November 1996, the Company entered into a Member Control Agreement ("Agreement") to establish a joint venture with Rural Cellular Corporation ("RCC") to be known as the Wireless Alliance, LLC. The joint venture was formed to build out certain rural areas covering approximately 530,000 population equivalents in the Minneapolis MTA. The Company has agreed to contribute 20 MHz of its Minneapolis MTA license covering certain territories as defined in the Agreement in return for a 49% equity interest in the joint venture. RCC will be responsible for building out the network and for the ongoing operations. It is anticipated that the joint venture will purchase services such as network switching and customer billing from the Company. The Company expects to benefit from the joint venture by extending its footprint without the capital investment required to build the network. The FCC approved the Agreement in April 1997.

The Company believes that its capital resources will be sufficient to fund its complete network build-out and cover operating losses into the second half of 1997. In addition to the Revolving Credit Agreement with TDS, sources of additional capital may include additional vendor financing as well as private equity and debt financing by the Company or its subsidiaries. If sufficient funding is not made available to the Company on terms and prices acceptable to the Company, the Company would have to reduce its construction and development programs, which could have a material adverse impact on the Company's financial condition and results of future operations.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY
-----------------------------------------------------------------------
STATEMENT
---------

This Form 10-Q contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's beliefs and expectations are forward-looking statements. These statements contain potential risks and uncertainties and therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

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

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                            Unaudited
                                            ---------

                                       Three Months Ended
                                            March 31,
                                     -----------------------

                                                                   Cumulative
                                                               July 23, 1991 to
                                        1997           1996     March 31, 1997
                                     ---------       --------  ---------------
                                              (Dollars in thousands,
                                             except per share amounts)
OPERATING EXPENSES
   Development costs                 $    5,087    $    1,954       $   24,157
   General and administrative            16,527         3,792           51,203
                                     ----------    ----------       ----------

OPERATING (LOSS)                        (21,614)       (5,746)         (75,360)

OTHER INCOME, NET
   Interest income - affiliate               95           185            4,583
   Interest income - other                1,122           148            2,337
   Investment losses                       (469)           --             (773)
   Gain on sale of PCS licenses              --            --            2,582
                                     ----------    ----------       ----------
                                            748           333            8,729
(LOSS) BEFORE INTEREST AND
   INCOME TAXES                         (20,866)       (5,413)         (66,631)
   Interest expense - affiliate             634         1,305            3,750
   Interest expense - other                 402            --            1,204
                                     ----------    ----------       ----------

(LOSS) BEFORE INCOME TAXES              (21,902)       (6,718)         (71,585)
Income tax expense (benefit)                438           (47)          (3,372)
                                     ----------    ----------       ----------
NET (LOSS)                           $  (22,340)   $   (6,671)      $  (68,213)
                                     ==========    ==========       ==========
WEIGHTED AVERAGE COMMON
  AND SERIES A COMMON SHARES
  (000s)                                 71,384        59,086           61,721

(LOSS) PER COMMON AND
   SERIES A COMMON SHARE             $    (0.31)   $    (0.11)      $    (1.11)
                                     ==========    ==========       ==========



                     The accompanying notes to consolidated
                    financial statements are an integral part
                              of these statements.

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------

                                              Three Months Ended
                                                   March 31,
                                              ------------------

                                                                    Cumulative
                                                                July 23, 1991 to
                                              1997        1996    March 31, 1997
                                            ---------   --------  -------------
                                                  (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (Loss)                               $ (22,340) $  (6,671)   $  (68,213)
   Add (Deduct) adjustments to reconcile
    net (loss) to net cash (used) provided
    by operating activities:
   Depreciation                                 1,136        189         3,117
   Investment losses                              469         --           773
   Gain on sale of PCS licenses                    --         --        (2,582)
   Change in accounts payable - affiliates
    and accrued interest - affiliate            1,095     (1,174)        1,584
   Change in accounts payable - other          (6,406)     2,455         3,486
   Change in other accrued interest and
    other liabilities                           3,067         --         8,788
   Change in deferred tax liability - net         438       (248)       12,411
   Change in income tax refund
    receivable - affiliate                         --       (139)           --
   Change in inventory                         (4,042)        --        (4,042)
   Change in other assets and
    deferred costs                                373       (638)       (1,413)
                                            ---------  ---------   -----------
                                              (26,210)    (6,226)      (46,091)
                                            ---------- ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in note receivable - affiliate           --     28,836        28,836
   Change in Revolving Credit
    Agreement - TDS                            82,567      1,781       342,925
   Issuance of common stock                       233         --       195,758
                                            ---------- ---------    ----------
                                               82,800     30,617       567,519
                                            ---------- ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in PCS licenses                      --         --      (305,818)
   Additions to work in process               (76,739)    (8,743)     (181,240)
   Additions to property and equipment         (7,868)    (1,294)      (28,441)
   Proceeds from sale of PCS licenses              --         --         2,275
   Change in temporary cash and other
    investments                                  (138)      (872)       (1,075)
                                            ----------  ---------   ----------
                                              (84,745)   (10,909)     (514,299)
                                            ---------   ---------   ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           (28,155)    13,482         7,129
CASH AND CASH EQUIVALENTS-
   Beginning of period                         35,284        261           --
                                            ---------   ---------   ----------
   End of period                            $   7,129   $ 13,743    $    7,129
                                            =========   ========    ==========


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                            (Unaudited)
                                           March 31, 1997     December 31, 1996
                                           --------------     -----------------
                                                 (Dollars in thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents:
      General funds                        $        7,129     $        869
      Affiliated cash equivalents                      --           34,415

                                           --------------     ------------
                                                    7,129           35,284

   Temporary cash investments                         271              315
   Note receivable                                  1,925            1,925
   Interest receivable - affiliate                     --              243
   Interest receivable - other                        327              508
   Inventory                                        4,042               --
   Other                                              598              556
                                           --------------     ------------
                                                   14,292           38,831
                                           --------------     ------------

FIXED ASSETS AND LICENSES
   Property and equipment - net of
     accumulated depreciation of
     $3,117 and $1,981, respectively               25,324           18,592
   Work in process                                347,361          233,831
   Prepaid network infrastructure costs            40,769           70,300
   Investment in PCS licenses                     304,354          304,354
                                           --------------     ------------
                                                  717,808          627,077
                                           --------------     ------------

OTHER INVESTMENTS                                   6,484            6,771

DEFERRED COSTS                                        157              148
                                           --------------     ------------
TOTAL ASSETS                               $      738,741     $    672,827
                                           ==============     ============



           The accompanying notes to consolidated financial statements are an integral part of these statements

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                            (Unaudited)
                                           March 31, 1997    December 31, 1996
                                           --------------    -----------------
                                                 (Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - affiliates           $         827     $             489
   Accounts payable - other                       98,233                93,360
   Accrued interest - affiliate                      757                    --
   Microwave relocation costs payable             13,027                17,046
   Contribution payable                            6,453                 6,453
   Other                                           3,055                 1,978
                                           -------------     -----------------
                                                 122,352               119,326
                                           -------------     -----------------
REVOLVING CREDIT AGREEMENT - TDS                  82,567                    --
                                           -------------     -----------------
LONG-TERM DEBT                                   105,733               103,743
                                           -------------     -----------------
DEFERRED TAX LIABILITY-NET                        12,411                11,973
                                           -------------     -----------------

COMMON SHAREHOLDERS' EQUITY
   Common shares, par value $1 per share          31,392                31,359
   Series A Common Shares,
    par value $1 per share                        40,000                40,000
   Additional paid-in capital                    412,499               412,299
   Deficit accumulated during
    the development stage                        (68,213)              (45,873)
                                           -------------     -----------------
                                                 415,678               437,785
                                           -------------     -----------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                  $     738,741     $         672,827
                                           =============     =================


           The accompanying notes to consolidated financial statements are an integral part of these statements

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES

                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K.

         The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1997, and December 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

2. Reclassification. Certain amounts reported in the first quarter of 1996 have been reclassified to conform to the current quarter presentation.

3. Net (Loss) per Common and Series A Common Share for the three months ended March 31, 1997 and 1996, was computed based on the weighted average number of Common and Series A Common Shares outstanding during the period adjusted, as applicable, to give retroactive effect to the recapitalization in conjunction with the Company's 1996 initial public offering, as if this transaction had occurred at January 1, 1996.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in March 1997 which will become effective in December 1997. SFAS No. 128 had no pro forma effect on earnings per share for the three months ended March 31, 1997 and 1996.

4. Supplemental Cash Flow Information. In the first quarter of 1997, a net $7.3 million in additions to work in process were financed through accounts payable-other and microwave relocation costs payable. An additional $29.5 million in additions to work in process were financed through a decrease in prepaid network infrastructure costs.

         During the first quarter of 1997 the Company incurred interest charges totaling $3.3 million. The interest charges were comprised of $0.6 million relating to the Revolving Credit Agreement (See Note 5-Revolving Credit Agreement), $0.7 million for TDS guarantee fees on its Long-term debt (Series A Zero Coupon Notes) and $2.0 million in accrued interest on the Series A Zero Coupon Notes. Of these amounts, the Company capitalized $2.3 million relating to its work in process expenditures. The remaining $1.0 million was charged to expense.

         During the first quarter of 1996, the Company incurred interest charges of $1.5 million related to the Revolving Credit Agreement. Of this amount, the Company capitalized $0.2 million relating to the development of its PCS network. The remaining $1.3 million was charged to expense. The Company also converted $1.4 million of accrued interest to debt under the Revolving Credit Agreement.

5. Revolving Credit Agreement. The Company entered into a Revolving Credit Agreement with TDS on August 1, 1995, under which all of the outstanding obligations of the Company to TDS are incorporated. Pursuant to the Revolving Credit Agreement, the Company may borrow up to an aggregate of $250 million at an interest rate equal to 1.5% above prime rate until the principal becomes due, and pay on demand an interest rate equal to 3.5% above such prime rate on any overdue principal or overdue installment of interest. The advances made under the Revolving Credit Agreement are unsecured. Interest on the balance due under the Revolving Credit Agreement is payable quarterly and no principal is payable until maturity, which is December 31, 1998. The terms of the Revolving Credit agreement also include, among others, restrictions on incurring certain additional indebtedness and on paying dividends. The total amount advanced to the Company under the Revolving Credit Agreement during the first quarter of 1997 was $82.6 million.

6. Commitments. At March 31, 1997, the Company had orders totaling approximately $64.6 million with Nokia Telecommunications, Inc. and certain tower vendors for infrastructure equipment as part of the Company's initial build-out of its PCS networks.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     (a)     Exhibits

             Exhibit 11 - Computation of earnings per common share.

             Exhibit 27 - Financial Data Schedule.

     (b)     Reports on Form 8-K filed during the quarter ended March 31, 1997.

             No Reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       AERIAL COMMUNICATIONS, INC.
                                       ---------------------------
                                               (Registrant)





Date    May 9, 1997                    /s/   DONALD W. WARKENTIN
     ---------------------             -------------------------------
                                       Donald W. Warkentin
                                       President
                                       (Chief Executive Officer)


Date    May 9, 1997                    /s/   J. CLARKE SMITH
     ---------------------             -------------------------------
                                       J. Clarke Smith
                                       Vice President-Finance and Administration
                                       (Chief Financial Officer)



Date    May 9, 1997                    /s/  B. SCOTT DAILEY
     ---------------------             -------------------------------
                                       B. Scott Dailey
                                       Controller
                                       (Principal Accounting Officer)