Form 10-Q
period 1997-06-30
AERIAL COMMUNICATIONS INC
filed 1997-08-08
CIK 1008614

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

For the quarterly period ended          June 30, 1997
                               -------------------------------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________________to______________________


                         Commission File Number 0-28262

--------------------------------------------------------------------------------

                           AERIAL COMMUNICATIONS, INC.

--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


          Delaware                                       39-1706857
 -----------------------------                ------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

            8410 West Bryn Mawr, Suite 1100, Chicago, Illinois   60631
        -------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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
                                    Yes X  No
                                       ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at July 31, 1997
   ------------------------                     ------------------------------
  Common Shares, $1 par value                      31,553,291 Shares
Series A Common Shares, $1 par value               40,000,000 Shares

--------------------------------------------------------------------------------

                           AERIAL COMMUNICATIONS, INC.
                           ---------------------------

                         2ND QUARTER REPORT ON FORM 10-Q
                         -------------------------------


                                      INDEX
                                      -----


                                                                   Page No.
                                                                   --------

Part I.     Financial Information

            Management's Discussion and Analysis of
             Results of Operations and Financial Condition            2-7

            Consolidated Statements of Operations -
             Three Months and Six Months Ended June 30,
             1997 and 1996                                              8

            Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1997 and 1996                    9

            Consolidated Balance Sheets -
             June 30, 1997 and December 31, 1996                       10

            Notes to Consolidated Financial Statements              11-13


Part II.    Other Information                                       14-16

Signatures                                                             17

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

                          AERIAL COMMUNICATIONS, INC.
                          ---------------------------

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         -------------------------------------------------------------

                            AND FINANCIAL CONDITION
                            -----------------------


RESULTS OF OPERATIONS
---------------------

Aerial Communications, Inc. (the "Company" - NASDAQ symbol: AERL), an 82.6%-owned subsidiary of Telephone and Data Systems, Inc. ("TDS"), was formed to acquire Personal Communications Services ("PCS") licenses from the Federal Communications Commission ("FCC"), construct PCS networks in its Major Trading Areas ("MTAs") and offer wireless PCS communications services in these areas.

Since its acquisition of PCS licenses in the FCC broadband Block A and Block B PCS auction, which concluded in March of 1995, the Company has been devoting its efforts to recruiting an experienced management team, developing and executing a business plan, raising capital and designing and constructing a PCS network in
each  of  its  MTAs   (Minneapolis,   Tampa-St.Petersburg-Orlando,   Houston,
Pittsburgh, Kansas City and Columbus).

The Company's focus in 1997 has been the preparation of each of its markets for initial service launch and the development of its PCS business. The Columbus MTA launched service on March 27, 1997. The Company's five remaining MTAs launched service during the second quarter of 1997. Across all six markets, the Company launched service with approximately 600 cell sites in service. Although cell site zoning moratoria have been challenging, especially in the Orlando/Orange County, Florida area, the Company anticipates completion of all phases of its build-out in 1997 with more than 1,000 cell sites planned to be in service.

The Company is currently capitalizing, as work in process, expenditures for the design, construction and testing of the Company's PCS networks as well as the cost to relocate dedicated private microwave links currently operating in the Company's spectrum. Costs associated with developing information systems are also capitalized. The Company capitalizes interest on such PCS network and information system expenditures where appropriate. When the assets are placed in service, the Company transfers the assets to the appropriate property and equipment category.

Six Months Ended 6/30/97 Compared to Six Months Ended 6/30/96

Operating Revenues
------------------

Operating revenues totaled $7.1 million for the six months ended June 30, 1997, reflecting the launch of service in all six markets.

Service revenue primarily consists of charges for access, airtime and value-added services provided to the Company's retail customers who use the network operated by the Company, and charges for long-distance calls made on the Company's systems. Service revenue totaled $1.2 million in the first half of 1997. The Company has acquired 28,000 net new customers since the debut of PCS service. In late March 1997 the Company began offering PCS service in Columbus,

Ohio and during the second quarter the Company began offering service in Houston, Minneapolis, Kansas City, Pittsburgh and Tampa.

Equipment sales revenue was $5.9 million in the first half of 1997. Equipment revenue represents the sale of handsets and related accessories to retailers, independent agents, and end user customers. The Company does not manufacture any of the network equipment, handsets, or accessories used or anticipated to be used in its operations.

Operating Expenses
------------------

Operating expenses were $80.4 million in the first half of 1997, up $66.9 million from the first half of 1996, reflecting the Company's expanded level of business activity due to the launch of service across all markets.

System operations expense was $4.0 million in the first half of 1997, reflecting the costs of operating the Company's network in connection with the launch of service in all markets. Significant costs include cell site rent and maintenance expenses, landline interconnection charges and salaries and benefits of engineering and maintenance employees.

Marketing and selling expense totaled $14.9 million in the first half of 1997, primarily reflecting the Company's aggressive advertising campaign that accompanied the launch of service. Marketing and selling expenses primarily consist of the cost of print, television and radio advertising, salaries and benefits for sales and marketing personnel and sales commissions.

Customer service expense totaled $1.8 million in the first half of 1997, reflecting customer service activity at the Company's National Operations Center in connection with the launch of its six markets.

Cost of equipment sold totaled $15.0 million in the first half of 1997, reflecting the launch of service in all six markets.

General and administrative expense increased $23.7 million in the first half of 1997 compared to the first half of 1996. The increase is attributable to expenses associated with the growth of the Company's management and operating teams required to launch and maintain continuing operations and the resulting increases in salaries, employee benefits, and overhead expenses. The Company had 1,090 employees at June 30, 1997, compared to approximately 150 employees at June 30, 1996.

Development costs increased $1.6 million in the first half of 1997 compared to the first half of 1996. The increase in development costs is primarily due to increased pre-launch consulting and legal expenses incurred in the development and implementation of the Company's business and marketing plans.

Other
-----

Investment losses were $1.1 million in the first half of 1997. Investment losses represent the Company's 49% share of the 1997 losses of the Wireless Alliance, LLC., a joint venture associated with the Company's Minneapolis MTA and designed to extend the PCS footprint to areas that were not in the Company's initial build-out.

Interest income-affiliate totaled $95,000 in the first half of 1997 as compared to $1.8 million in the first half of 1996. Interest income-affiliate represents interest income earned on the proceeds of the Company's April 1996 Initial Public Offering ("IPO") invested in the TDS cash management program pending use in PCS network development and construction. Proceeds from the IPO were fully utilized by the end of January 1997.

Interest income-other increased $1.9 million in the first half of 1997, due to interest income earned on the excess proceeds from the Company's November 1996 sale of Series A Zero Coupon Notes pending use in PCS network development and construction.

Interest expense-affiliate increased $1.3 million in the first half of 1997, primarily due to the average outstanding balance of borrowings under the Revolving Credit Agreement (See Note 8 - Revolving Credit Agreement) being greater in 1997. Interest expense-affiliate in 1997 represents interest on amounts borrowed under the Revolving Credit Agreement with TDS and the TDS 3% guarantee fees associated with the Series A Zero Coupon Notes, less interest capitalized of $2.6 million. The 1996 amount also represents interest on amounts borrowed under the Revolving Credit Agreement, less interest capitalized of $0.4 million.

Interest expense-other totaled $1.1 million in 1997 and relates to the Series A Zero Coupon Notes issued in November 1996, less interest capitalized. The Company capitalized interest expense of $3.0 million related to the Series A Zero Coupon Notes in 1997.

Income tax expense increased $0.8 million in 1997, primarily due to an increase in the estimated valuation allowance associated with deferred tax assets generated by net operating losses.

For federal income tax purposes, the Company is included in the TDS consolidated tax return. The Company and TDS entered into a tax allocation agreement which became effective January 1, 1996, pursuant to which the Company calculates its losses and credits as if it were a separate affiliated group and will carry forward its losses and credits to reduce future tax liabilities. For financial reporting purposes, the Company computes its federal income taxes as if it were not a member of the TDS consolidated group but filed a separate return.

The  weighted   average   Common  and  Series  A  Common  Shares   increased  by
approximately 7.8 million due to 12,250,000 Common Shares issued on April 25, 1996, in connection with the Company's IPO.

Three Months Ended 6/30/97 Compared to Three Months Ended 6/30/96

Operating Revenues
------------------

Operating revenues totaled $7.1 million for the three months ended June 30, 1997. Service revenue was $1.2 million and Equipment sales revenue was $5.9 million for the second quarter of 1997, for reasons generally the same as the first half of 1997.

Operating Expenses
------------------

Operating expenses were $58.8 million in the second quarter of 1997, up $51.0 million over the second quarter of 1996. With the exception of Development costs, the increase is for reasons generally the same as the first half of 1997.

Development costs decreased $1.5 million in the second quarter of 1997 compared to the second quarter of 1996, primarily as a result of the Company ceasing to be a development stage company with the launch of service in its six markets.

Other
-----

Investment losses were $0.6 million in the second quarter of 1997, for reasons generally the same as the first half of 1997.

Interest income-affiliate was $1.5 million in the second quarter of 1996, representing interest earned on the IPO proceeds invested in TDS's cash management program. The proceeds were invested pending use in PCS network development and construction. The IPO proceeds were fully utilized by the end of January 1997.

Interest income-other increased $0.8 million in the second quarter of 1997, for reasons generally the same as the first half of 1997.

Interest expense-affiliate increased $1.9 million in the second quarter of 1997, for reasons generally the same as the first half of 1997. The Company capitalized interest of $1.9 million related to the Revolving Credit Agreement and TDS 3% guarantee fees in the second quarter of 1997.

Interest expense-other was $0.7 million in the second quarter of 1997, for reasons generally the same as the first half of 1997. The Company capitalized interest of $1.4 million related to the Series A Zero Coupon Notes in the second quarter of 1997.

Income tax expense increased $0.4 million in the second quarter of 1997, for reasons generally the same as the first half of 1997.

The  weighted   average   Common  and  Series  A  Common  Shares   increased  by
approximately 3.4 million due to 12,250,000 Common Shares issued on April 25, 1996, in connection with the Company's IPO.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The costs of development, construction, start-up and post-launch activities of the Company will require substantial capital. From inception through June 30, 1997, the Company had expended $304.4 million for its licenses, including capitalized interest, $487.3 million for all other capital expenditures and incurred cumulative net losses of $123.7 million. The Company expects to incur significant operating losses and generate negative cash flow from operating activities during the next several years as it continues to build its customer base.

Cash flows used by operating activities were $86.1 million during 1997 compared to $3.8 million in 1996. Cash used in 1997 resulted from the $77.8 million net loss for the period and a launch-related increase in handset and accessories inventory of $9.7 million, offset by $1.4 million in net other activity. Cash used in 1996 resulted primarily from a net loss of $13.9 million for the period and a $2.5 million reduction in affiliated accounts payable, offset by an increase in income tax refund receivable-affiliate of $12.5 million.

Cash flows from financing activities totaled $213.0 million in 1997 compared to $163.9 million in 1996. Cash provided in 1997 was due primarily to $210.2 million in borrowings under the Revolving Credit Agreement (See Note 8-Revolving Credit Agreement). In 1996 the Company received from TDS $28.8 million representing the balance due in connection with TDS's $289.2 million contribution to the equity capital of the Company in 1995. Also in 1996, the Company received proceeds of $195.3 million from its IPO and used a portion of the proceeds to repay the then outstanding balance under the Revolving Credit Agreement with TDS.

Cash flows used in investing activities totaled $158.4 million in 1997 compared to $23.0 million in 1996. Cash used in 1997 resulted primarily from $157.7 million in additions to property and equipment, primarily launch-related network and information system assets. Cash requirements in 1996 also consisted primarily of additions to property and equipment (primarily computer equipment, office equipment, and leasehold improvements).

While start-up and post-launch activities may be impacted by many factors, the Company anticipates that the continuing development of its PCS networks and services will require substantial capital over the next several years. For 1997 the Company estimates that the aggregate funds required for construction expenditures (including microwave relocation) will total approximately $345 million. The Company plans to have completed all phases of its network build-out by the end of 1997. The Company estimates requiring $255 million for working capital requirements to fund operations in 1997.

The Company expects 1997 capital expenditures and expenditures for start-up and development activities to be financed using a variety of sources, including but not limited to, additional borrowings under the TDS Revolving Credit Agreement, vendor financing and minority equity interests in its MTAs.

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

On November 4, 1996, the Company issued $226.2 million in aggregate principal amount at maturity of Series A Zero Coupon Notes ("Notes") due in 2006. The issue price of the Notes was $100 million and there is no periodic payment of interest. The proceeds of the sale of the Notes were paid to Nokia in satisfaction of all outstanding obligations and future obligations of the Company up to $100 million under the Credit Agreement. The per annum yield to maturity on the Notes is 8.34% (computed on a semi-annual bond equivalent basis). The Notes will rank in the same priority with all other unsecured and unsubordinated indebtedness of the Company. The Notes and the obligations under the Credit Agreement are fully and unconditionally guaranteed by TDS at an annual fee rate of 3%. The Notes are subject to optional redemption by the Company on and after November 1, 2001, at a purchase price equal to the issue price plus accrued interest through the date of redemption.

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

The Company has secured from TDS a $175 million increase in the amount it may borrow under the Revolving Credit Agreement to $425 million, subject to the approval of the TDS Board of Directors and the Company's Board of Directors (See
Note 8 - Revolving Credit Agreement). The Company believes that its capital resources will be sufficient to fund its complete network build-out and cover operating losses through the end of the year. In addition to the Revolving Credit Agreement with TDS, other sources of capital may include additional vendor financing as well as private equity and debt financing by the Company or its subsidiaries. If sufficient funding is not made available to the Company on terms and prices acceptable to the Company, the Company would have to reduce its operating activities, which could have a material adverse impact on the Company's financial condition and results of future operations.

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

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  --------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                    Unaudited
                                    ---------

                                        Three Months Ended    Six Months Ended
                                             June 30,               June 30,
                                     ---------------------  -------------------
                                         1997        1996       1997      1996
                                     ----------  ---------  ---------  ---------
                                                (Dollars in thousands,
                                               except per share amounts)
OPERATING REVENUES
     Service                         $    1,182  $      --  $   1,182  $     --
     Equipment sales                      5,961         --      5,961        --
                                     ----------  ---------  ---------  --------
     Total Operating Revenues             7,143         --      7,143        --

OPERATING EXPENSES
     System operations                    4,042         --      4,042        --
     Marketing and selling               14,890         --     14,890        --
     Customer service                     1,750         --      1,750        --
     Cost of equipment sold              14,972         --     14,972        --
     General and administrative          16,553      5,565     33,080     9,357
     Depreciation                         5,161         --      5,161        --
     Amortization of intangibles            722         --        722        --
     Development costs                      686      2,196      5,773     4,150
                                     ----------  ---------  ---------  --------
         Total Operating Expenses        58,776      7,761     80,390    13,507
                                     ----------  ---------  ---------  --------

OPERATING (LOSS)                        (51,633)    (7,761)   (73,247)  (13,507)

INVESTMENT AND OTHER INCOME
     Investment (losses)                   (583)        --     (1,052)       --
     Interest income-affiliate               --      1,459         95     1,757
     Interest income-other                  810         --      1,932        35
     Gain on sale of PCS license             --        189         --       189
                                     ----------  ---------  ---------  --------
     Total Investment
       and Other Income                     227      1,648        975     1,981
                                     ----------  ---------  ---------  --------

(LOSS) BEFORE INTEREST
     AND INCOME TAXES                   (51,406)    (6,113)   (72,272)  (11,526)

INTEREST EXPENSE
     Interest expense-affiliate           2,286        364      2,920     1,669
     Interest expense-other                 696         --      1,098        --
                                     ----------  ---------  ---------  --------
     Total Interest Expense               2,982        364      4,018     1,669
                                     ----------  ---------  ---------  --------

(LOSS) BEFORE INCOME TAXES              (54,388)    (6,477)   (76,290)  (13,195)
Income tax expense                        1,087        729      1,525       682
                                     ----------  ---------  ---------  --------
NET (LOSS)                           $  (55,475) $  (7,206) $ (77,815) $(13,877)
                                     ==========  =========  =========  ========

WEIGHTED AVERAGE COMMON AND
   SERIES A COMMON SHARES (000s)         71,499     68,105     71,442    63,596
(LOSS) PER COMMON AND SERIES A
   COMMON SHARE                      $    (0.78) $   (0.11) $   (1.09) $  (0.22)
                                     ==========  =========  =========  ========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      ------------------------------------
                                   Unaudited
                                   ---------

                                                            Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                            1997        1996
                                                        ----------   ----------
                                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (Loss)                                         $  (77,815)  $  (13,877)
     Add (Deduct) adjustments to reconcile net (loss)
       to net cash (used) by operating activities:
     Depreciation and amortization                           5,883          476
     Noncash interest expense                                4,061           --
     Investment losses                                       1,052           --
     Gain on sale of PCS license                                --         (189)
     Change in accounts receivable                          (5,138)          --
     Change in inventory                                    (9,743)          --
     Change in income tax refund receivable-affiliate          --        12,502
     Change in accounts payable-affiliates                   1,472       (2,538)
     Change in accounts payable-other                       (7,395)         310
     Change in deferred tax liability-net                    1,526          825
     Change in other assets and liabilities                    (49)      (1,310)
                                                        ----------   ----------
                                                           (86,146)      (3,801)
                                                        ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Change in note receivable-affiliate                        --       28,836
     Change in note receivable-other                         1,925           --
     Change in Revolving Credit Agreement-TDS              210,201      (60,238)
     Issuance of common stock                                  914      195,265
                                                        ----------   ----------
                                                           213,040      163,863
                                                        ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property and equipment                 (157,702)     (23,691)
      Proceeds from sale of PCS license                         --          350
      Change in temporary cash and other investments          (654)         305
                                                        ----------   ----------
                                                          (158,356)     (23,036)
                                                        ----------   ----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                      (31,462)     137,026
CASH AND CASH EQUIVALENTS-
     Beginning of period                                    35,284          261
                                                        ----------   ----------
     End of period                                      $    3,822   $  137,287
                                                        ==========   ==========


                     The accompanying notes to consolidated
                    financial statements are an integral part
                              of these statements.

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  --------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                 (Unaudited)
                                                June 30, 1997  December 31, 1996
                                                -------------  -----------------
                                                     (Dollars in thousands)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents:
         General funds                           $     3,822        $       869
         Affiliated cash equivalents                      --             34,415
                                                ------------    ----------------
                                                       3,822             35,284

     Temporary cash investments                          532                315
     Accounts receivable                               5,138                 --
     Interest receivable-affiliate                        --                243
     Interest receivable-other                           130                508
     Note receivable                                      --              1,925
     Inventory                                         9,743                 --
     Other                                             5,603                556
                                                ------------    ----------------
                                                      24,968             38,831
                                                ------------    ----------------
PROPERTY AND EQUIPMENT
     Property and equipment-net of accumulated
       depreciation of $8,618 and $1,981,
       respectively                                  445,245             18,592
     Work in process                                  33,397            233,831
     Prepaid network infrastructure costs              7,684             70,300
                                                ------------    ----------------
                                                     486,326            322,723
                                                ------------    ----------------
INVESTMENTS
     Investment in PCS licenses-net of accumulated
       amortization of $719 in 1997                  297,182            304,354
     Other                                             6,166              6,771
                                                ------------    ----------------
                                                     303,348            311,125
                                                ------------    ----------------
DEFERRED COSTS                                           180                148
                                                ------------    ----------------
TOTAL ASSETS                                    $    814,822    $       672,827
                                                ============    ================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable
         Affiliates                             $      1,961    $           489
         Other                                       103,443             93,360
     Microwave relocation costs payable               12,116             17,046
     Contribution payable                                 --              6,453
     Other                                             4,915              1,978
                                                ------------    ----------------
                                                     122,435            119,326
                                                ------------    ----------------

REVOLVING CREDIT AGREEMENT-TDS                       210,201                 --
                                                ------------    ----------------
LONG-TERM DEBT                                       107,804            103,743
                                                ------------    ----------------
DEFERRED TAX LIABILITY-NET                            13,499             11,973
                                                ------------    ----------------
COMMON SHAREHOLDERS' EQUITY
     Common Shares, par value $1 per share            31,517             31,359
     Series A Common Shares,
       par value $1 per share                         40,000             40,000
     Additional paid-in capital                      413,055            412,299
     Retained deficit                               (123,689)           (45,873)
                                                ------------    ----------------
                                                     360,883            437,785
                                                ------------    ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $    814,822    $       672,827
                                                ============    ================
       The accompanying notes to consolidated financial statements are an integral part of these statements.

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

         The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1997, and December 31, 1996, the results of operations for the six and three months ended June 30, 1997 and 1996, and the cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the six and three months ended June 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

2. Revenue Recognition. Revenues from operations consist of charges to customers for monthly access, airtime, value-added services and long-distance charges. Revenues are recognized as the services are rendered. Unbilled revenues, resulting from PCS services provided from the billing cycle date to the end of each month, are estimated and recorded.

         Revenues from operations also consist of equipment sales to national retailers, independent agents, and end user customers. Revenues from equipment sales are recognized upon the shipment of goods to national retailers and independent agents and upon delivery to end user customers.

         Net cost of $4.6 million related to initially supplying handsets to the Company's third party distributors has been deferred and included in other current assets until customer activation.

3. Depreciation and Amortization. Depreciation is provided based upon the straight-line method over the estimated useful lives of the respective assets, generally ten years for network assets and five years for information system assets and office equipment. Leasehold improvements are amortized over ten years or the lease term, whichever is shorter. PCS licenses are amortized straight-line over forty years. Depreciation of network assets and amortization of the related PCS license commences the month a market launches service provided the launch occurs on or before the fifteenth day of that month. Depreciation and amortization commences in the following month for those markets that launch after the fifteenth day of the month.

4. Net (Loss) per Common and Series A Common Share for the six months and the second quarter ended June 30, 1997 and 1996, was computed based on the weighted average number of Common and Series A Common Shares outstanding during the period adjusted, as applicable, to give retroactive effect to the recapitalization in conjunction with the Company's 1996 initial public offering, as if this transaction had occurred at January 1, 1996.

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in March 1997 which will become effective in December 1997. SFAS No. 128 had no pro forma effect on earnings per share for the six and three months ended June 30, 1997 and 1996.

5. Supplemental Cash Flow Information. In the first half of 1997, a net $12.5 million in additions to work in process were financed through accounts payable-other and microwave relocation costs payable. An additional $62.6 million in additions to work in process were financed through a decrease in prepaid network infrastructure costs.

         During the six months ended June 30, 1997, the Company incurred interest charges totaling $9.6 million. The interest charges were comprised of $4.0 million relating to the Revolving Credit Agreement (See Note 8-Revolving Credit Agreement), $1.5 million for TDS guarantee fees on its Long-term debt (Series A Zero Coupon Notes) and $4.1 million in accrued interest on the Series A Zero Coupon Notes. Of these amounts, the Company capitalized $5.6 million relating to its work in process expenditures. The remaining $4.0 million was charged to expense. The Company converted $1.5 million in accrued TDS guarantee fees to debt under the Revolving Credit Agreement in 1997.

         During the six months ended June 30, 1996, the Company incurred interest charges of $2.1 million related to the Revolving Credit Agreement. Of this amount, the Company capitalized $0.4 million relating to the development of its PCS network. The remaining $1.7 million was charged to expense. The Company also converted $3.0 million of accrued interest to debt under the Revolving Credit Agreement in 1996.

6.       Reclassification.   Certain amounts reported in the first six months
         and the second quarter of 1996 have been reclassified to conform to the 1997 presentation.

7. Development Stage Company. Effective with the second quarter of 1997, the Company ceased to be a development stage company and presents its 1997 results of operations, cash flows and financial position in a manner similar to established operating enterprises within the industry.

8. Revolving Credit Agreement. The Company entered into a Revolving Credit Agreement with TDS on August 1, 1995, under which all of the outstanding obligations of the Company to TDS are incorporated. The Company has secured from TDS a $175 million increase in the amount it may borrow under the Revolving Credit Agreement to $425 million, subject to the approval of the TDS Board of Directors and the Company's Board of Directors. Pursuant to the Revolving Credit Agreement the Company may borrow at an interest rate equal to 1.5% above prime rate until the principal becomes due, and pay on demand an interest rate equal to 3.5% above such prime rate on any overdue principal or overdue installment of interest. The advances made under the Revolving Credit Agreement are unsecured. Interest on the balance due under the Revolving Credit Agreement is payable quarterly and no principal is payable until maturity, which is December 31, 1998. The terms of the Revolving Credit Agreement also include, among others, restrictions on incurring certain additional indebtedness and on paying

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         dividends. The total amount advanced to the Company under the Revolving Credit Agreement as of June 30, 1997, was $210.2 million.

9.       Commitments.   At June 30, 1997, the Company had orders totaling
         approximately $47.2 million with Nokia Telecommunications, Inc. and certain tower vendors for infrastructure equipment as part of the Company's build-out of its PCS networks.

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.  Submission of Matters to a Vote of Security-Holders.

         At the Annual Meeting of Shareholders of Aerial Communications, Inc., held on May 12, 1997, the following number of votes were cast for the matters indicated:

1. Election of one Class I director of the Company by the holders of Common Shares:

                                                                      Broker
         Nominee                     For           Withhold           Non-Vote
         -------                     ---           --------           --------
         John D. Foster           28,832,097        28,917              -0-

2. Election of three Class I directors of the Company by the holder of Series A Common Shares:
                                                                      Broker
         Nominee                     For          Withhold            Non-Vote
         -------                     ---          --------            --------
         LeRoy T. Carlson, Jr.   600,000,000        -0-                 -0-
         Rudolph E. Hornacek     600,000,000        -0-                 -0-
         Donald W. Warkentin     600,000,000        -0-                 -0-

3. Election of one Class II director of the Company by the holders of Common Shares:

                                                                      Broker
         Nominee                     For          Withhold            Non-Vote
         -------                     ---          --------            --------
         James Barr III           28,831,972       29,042               -0-

4. Election of two Class II directors of the Company by the holder of Series A Common Shares:
                                                                      Broker
         Nominee                     For          Withhold            Non-Vote
         -------                     ---          --------            --------
         Walter C.D. Carlson     600,000,000        -0-                  -0-
         J. Clarke Smith         600,000,000        -0-                  -0-

5. Election of one Class III director of the Company by the holders of Common Shares:

                                                                      Broker
         Nominee                     For          Withhold            Non-Vote
         -------                     ---          --------            --------
         Thomas W. Wilson, Jr     28,832,197       28,917               -0-

6. Election of two Class III directors of the Company by the holder of Series A Common Shares:

                                                                      Broker
         Nominee                     For          Withhold            Non-Vote
         -------                     ---          --------            --------
         LeRoy T. Carlson        600,000,000        -0-                 -0-
         Murray L. Swanson       600,000,000        -0-                 -0-

7.       The proposal to approve the Company's 1996 Employee Stock Purchase
         Plan:
                                                                     Broker
                               For          Against    Abstain       Non-Vote
                               ---          ------     -------       --------
         Series A
         Common Shares     600,000,000        -0-        -0-           -0-
         Common Shares      24,817,600      32,751      17,039       3,993,624
                          --------------    ------      ------       ---------
         Total             624,817,600      32,751      17,039       3,993,624


8.       The proposal to approve the Company's 1996 Long-term Incentive Plan:

                                                                     Broker
                               For         Against     Abstain       Non-Vote
                               ---         -------     -------      ----------
         Series A
         Common Shares     600,000,000       -0-         -0-            -0-
         Common Shares      24,530,682     305,972      30,735       3,993,624
                           -----------     -------      ------       ---------
         Total             624,530,682     305,972      30,735       3,993,624

9. The proposal to approve an amendment to the Restated Certificate of Incorporation of the Company by the holder of Series A Common Shares:

                                                                      Broker
                               For         Against     Abstain        Non-Vote
                               ---        ---------    -------       ----------
         Series A
         Common Shares     600,000,000       -0-        -0-             -0-

10. The proposal to ratify the selection of Arthur Andersen LLP as the Company's Independent Public Accountants for the year ended December 31, 1997:

                                                                      Broker
                               For         Against      Abstain       Non-Vote
                               ---         -------      -------       --------
         Series A
         Common Shares     600,000,000       -0-          -0-           -0-
         Common Shares      28,834,232      5,437        21,325         -0-
                          -------------     -----        ------         ---
         Total             628,834,232      5,437        21,325         -0-

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         Exhibit 3.1 - Restated Certificate of Incorporation as amended.

         Exhibit 3.2 - Restated Bylaws as amended.

         Exhibit 11 - Computation of earnings per common share.

         Exhibit 27 - Financial Data Schedule.

     (b) Reports on Form 8-K filed during the quarter ended June 30, 1997.

         No Reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      AERIAL COMMUNICATIONS, INC.
                                      ---------------------------
                                               (Registrant)





Date   August 8, 1997                     /s/  DONALD W. WARKENTIN
     --------------------              -------------------------------
                                       Donald W. Warkentin
                                       President
                                       (Chief Executive Officer)


Date    August 8,  1997                   /s/  J. CLARKE SMITH
     ---------------------             ----------------------------
                                       J. Clarke Smith
                                       Vice President-Finance and Administration
                                       (Chief Financial Officer)



Date    August 8, 1997                    /s/  B. SCOTT DAILEY
     ---------------------             ---------------------------
                                       B. Scott Dailey
                                       Controller
                                       (Principal Accounting Officer)