Form 10-Q
period 1997-09-30
AERIAL COMMUNICATIONS INC
filed 1997-11-13
CIK 1008614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      September 30, 1997
                               --------------------------------------
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________________ to ______________________


                         Commission File Number 0-28262

--------------------------------------------------------------------------------

                           AERIAL COMMUNICATIONS, INC.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                          39-1706857
------------------------------              ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

            8410 West Bryn Mawr, Suite 1100, Chicago, Illinois    60631
--------------------------------------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

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
                                    Yes X  No
                                       ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at October 31, 1997
-------------------------------------            -------------------------------
 Common Shares, $1 par value                              31,597,680 Shares
Series A Common Shares, $1 par value                      40,000,000 Shares

--------------------------------------------------------------------------------

                           AERIAL COMMUNICATIONS, INC.
                           ---------------------------

                         3RD QUARTER REPORT ON FORM 10-Q
                         -------------------------------

                                      INDEX
                                      -----

                                                                      Page No.
                                                                      --------

Part I.           Financial Information

                  Management's Discussion and Analysis of
                     Results of Operations and Financial Condition       3-8

                  Consolidated Statements of Operations -
                     Three Months and Nine Months Ended September 30,
                     1997 and 1996                                        9

                  Consolidated Statements of Cash Flows -
                     Nine Months Ended September 30, 1997 and 1996        10

                  Consolidated Balance Sheets -
                     September 30, 1997 and December 31, 1996             11

                  Notes to Consolidated Financial Statements            12-14


Part II.          Other Information                                       15

Signatures                                                                16

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

The Company's focus in 1997 has been the preparation of each of its markets for initial service launch and the development of its PCS business. The Columbus MTA launched service on March 27, 1997. The Company's five remaining MTAs launched service during the second quarter of 1997. Across all six markets, the Company launched service with approximately 600 cell sites in service. The Company launched service in its Orlando market in early November of 1997. Although cell
site  zoning   moratoria  and  other  zoning  restrictions  have  been  and remain a challenge, the Company currently has more than 850 cell sites in service across all its markets and anticipates having more than 1,000 cell sites in service by the end of 1997.

With  the  launch  of  service  in  its  MTAs  between  March  and  June  of
1997,  the  Company   transitioned   from  the   development   stage  to
being an established operating enterprise. As a result of this transition, the Company has experienced in 1997 increasing revenues and operating expenses, and is incurring substantial losses. The Company had no revenues and significantly less expenses in 1996 and for the first quarter of 1997.

The Company is currently capitalizing, as work in process, expenditures for the design, construction and testing of the Company's PCS networks as well as the cost to relocate dedicated private microwave links currently operating in the Company's spectrum. The Company capitalizes interest on such PCS network expenditures where appropriate. When the assets are placed in service, the Company transfers the assets to the appropriate property and equipment category.

Nine Months Ended 9/30/97 Compared to Nine Months Ended 9/30/96

Operating Revenues
------------------

Operating revenues totaled $25.8 million for the nine months ended September 30, 1997, reflecting the launch of service in all six markets during 1997.

Service revenue primarily consists of charges for access, airtime and value-added services provided to the Company's retail customers who use the network operated by the Company, and charges for long-distance calls made on the Company's systems. Service revenue totaled $12.9 million in the first nine months of 1997. In late March 1997 the Company began offering PCS service in Columbus, Ohio and during the second quarter the Company began offering service in Houston, Minneapolis, Kansas City, Pittsburgh and Tampa/St. Petersburg. At September 30, 1997, the Company had nearly 65,000 customers.

Equipment sales revenue totaled $12.9 million in the first nine months of 1997. Equipment revenue represents the sale of handsets and related accessories to retailers, independent agents and end user customers.

Operating Expenses
------------------

Operating expenses totaled $163.6 million in the first nine months of 1997, up $139.3 million from the first nine months of 1996, reflecting the Company's expanded level of business activity required to launch service and transition from start-up operations.

System operations expense totaled $13.9 million in the first nine months of 1997, reflecting the costs of operating the Company's network in all markets. Significant costs include cell site rent and maintenance expenses, utilities, local landline interconnection and toll charges and salaries and benefits of engineering and maintenance employees.

Marketing and selling expense totaled $27.0 million in the first nine months of 1997, primarily reflecting the Company's aggressive advertising campaign that accompanied the launch of service and continued throughout the third quarter. Marketing and selling expenses primarily consist of the cost of print, television and radio advertising, salaries and benefits for sales and marketing personnel and sales commissions.

Customer service expense totaled $6.8 million in the first nine months of 1997, reflecting customer service activity at the Company's National Operations Center in connection with the launch and support of its six markets.

Cost of equipment sold totaled $40.8 million in the first nine months of 1997, reflecting the launch of service and filling of third-party distribution channels for handsets.

General and administrative expense totaled $48.1 million in the first nine months of 1997, an increase of $31.1 million compared to the first nine months of 1996. The increase is attributable to expenses associated with the growth of the Company's management and operating teams required to launch service and transition from start-up operations, and the resulting increases in salaries, employee benefits, and overhead expenses. The Company had 1,177 employees at September 30, 1997, compared to 207 employees at September 30, 1996.

Development costs decreased $1.5 million in the first nine months of 1997 compared to the first nine months of 1996. The decrease in development costs is primarily due to the Company being a development stage enterprise for all of 1996 while, in the second quarter of 1997, the Company ceased to be classified as a development stage enterprise with the launch of service in its six markets.

Other
-----

Investment  losses  totaled  $2.2  million  in the  first  nine  months of 1997.
Investment losses represent the Company's 49% share of the 1997 losses of the Wireless Alliance, LLC., a joint venture associated with the Company's Minneapolis MTA and designed to extend the PCS footprint to areas that were not in the Company's initial build-out.

Interest income-affiliate totaled $95,000 in the first nine months of 1997 as compared to $3.5 million in the first nine months of 1996. Interest income-affiliate represents interest income earned on the proceeds of the Company's April 1996 Initial Public Offering ("IPO") invested in the TDS cash management program pending use in PCS network development and construction. Proceeds from the IPO were fully utilized by the end of January 1997.

Interest income-other totaled $2.2 million in the first nine months of 1997, due to interest income earned on the excess proceeds from the Company's November 1996 sale of Series A Zero Coupon Notes pending use in PCS network development and construction. The proceeds from the sale of the Series A Zero Coupon Notes were fully utilized by the end of August 1997.

Interest expense-affiliate increased $9.0 million in the first nine months of 1997, primarily due to the average outstanding balance of borrowings under the Revolving Credit Agreement (See Note 8-Revolving Credit Agreement) being greater in 1997. Interest expense-affiliate in 1997 represents interest on amounts borrowed under the Revolving Credit Agreement with TDS and the TDS 3% guarantee fees associated with the Series A Zero Coupon Notes, less interest capitalized of $2.7 million. The 1996 amount primarily represents interest on amounts borrowed under the Revolving Credit Agreement, less interest capitalized of $0.4 million.

Interest expense-other totaled $3.1 million in the first nine months of 1997 and relates to the Series A Zero Coupon Notes issued in November 1996, less interest capitalized. The Company capitalized interest expense of $3.1 million related to the Series A Zero Coupon Notes in 1997.

The Company is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes federal income taxes as if it were filing a separate return as its own affiliated group and was not included in the TDS group. TDS and the Company are parties to a Tax Allocation Agreement under which the Company is able to carry forward any losses and credits and use them to offset any future income tax liabilities to TDS.

The weighted average Common and Series A Common Shares increased by approximately 5.3 million due primarily to 12,250,000 Common Shares issued on April 25, 1996, in connection with the Company's IPO.

Three Months Ended 9/30/97 Compared to Three Months Ended 9/30/96

Operating Revenues
------------------

Operating revenues totaled $18.6 million for the three months ended September 30, 1997. Service revenue totaled $11.7 million and Equipment sales revenue totaled $6.9 million for the third quarter of 1997, for reasons generally the same as the first nine months of 1997.

Operating Expenses
------------------

Operating expenses totaled $83.2 million in the third quarter of 1997, up $72.4 million over the third quarter of 1996. With the exception of Development costs, the increase is for reasons generally the same as the first nine months of 1997.

Development costs totaled $3.2 million in the third quarter of 1996 and were zero for the third quarter of 1997, as a result of the Company ceasing to be a development stage company in the second quarter of 1997 with the launch of service in its six markets.

Other
-----

Investment losses totaled $1.1 million in the third quarter of 1997, for reasons generally the same as the first nine months of 1997.

Interest income-affiliate totaled $1.8 million in the third quarter of 1996, representing interest earned on the IPO proceeds invested in TDS's cash management program. The proceeds were invested pending use in PCS network development and construction. The IPO proceeds were fully utilized by the end of January 1997.

Interest income-other totaled $0.3 million in the third quarter of 1997, for reasons generally the same as the first nine months of 1997.

Interest expense-affiliate totaled $7.7 million in the third quarter of 1997, for reasons generally the same as the first nine months of 1997. The Company capitalized interest of $0.1 million related to the Revolving Credit Agreement and TDS 3% guarantee fees in the third quarter of 1997.

Interest expense-other totaled $2.0 million in the third quarter of 1997, for reasons generally the same as the first nine months of 1997. The Company capitalized interest of $0.1 million related to the Series A Zero Coupon Notes in the third quarter of 1997.

The weighted average Common and Series A Common Shares increased by 230,625 Common Shares due primarily to the issuance of Common Shares in connection with various Company benefit plans.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The costs of development, construction, start-up and post-launch activities of the Company will continue to require substantial capital. From inception through September 30, 1997, the Company had expended $304.4 million for its licenses, including capitalized interest, $568.9 million for all other capital expenditures and incurred cumulative net losses of $200.3 million. The Company expects to incur significant operating losses and generate negative cash flow from operating activities during the next several years as it continues to build its customer base.

Cash flows used by operating activities were $165.7 million during the first nine months of 1997 compared to $14.5 million in 1996. Cash used in 1997 primarily resulted from the operating cash outflow (operating loss before depreciation and amortization expense) of $116.4 million, plus launch related increases in accounts receivable and inventory aggregating $48.9 million. Cash used in 1996 resulted primarily from an operating cash outflow of $23.2 million for the period and a $1.1 million reduction in affiliated accounts payable and accrued interest, offset by a reduction in income tax refund receivable-affiliate of $10.2 million.

Cash flows from financing activities totaled $331.8 million during the first nine months of 1997 compared to $163.9 million in 1996. Cash provided in 1997 was due primarily to $330.4 million in borrowings under the Revolving Credit Agreement (See Note 8-Revolving Credit Agreement). In 1996 the Company received from TDS $28.8 million representing the balance due in connection with TDS's $289.2 million contribution to the equity capital of the Company in 1995. Also in 1996, the Company received proceeds of $195.3 million from its IPO and used a portion of the proceeds to repay the then outstanding balance under the Revolving Credit Agreement with TDS.

Cash flows used in investing activities totaled $201.1 million during the first nine months of 1997 compared to $50.3 million in 1996. Cash used in 1997 resulted primarily from $203.4 million in additions to property and equipment, primarily launch-related network and information system assets, offset by a $1.9 million reduction in note receivable-other. Cash requirements in 1996 also consisted primarily of additions to property and equipment (primarily computer equipment, office equipment, and leasehold improvements).

While start-up and post-launch activities may be impacted by many factors, the Company anticipates that the continuing development of its PCS networks and services will require substantial capital over the next several years. The Company estimates that the aggregate funds required for 1997 will total approximately $620 million. This amount includes an estimated $365 million for capital expenditures and $255 million of estimated working capital requirements. For the first nine months of 1997, the Company's capital expenditures totaled approximately $314 million (including noncash transactions), and cash flows used in operations totaled $166 million. Capital and operating expenditures in the fourth quarter of approximately $140 million are expected to be funded by unused borrowings of $95 million under the Revolving Credit Agreement with TDS and $45 million available ($200 million in financing less $155 million in expenditures) under the June 19, 1996 Credit Agreement ("Credit Agreement") with Nokia Telecommunications, Inc. ("Nokia"). The Company plans to have substantially completed all phases of its network build-out by the end of 1997.

The Company expects 1998 construction and operating expenditures to be financed using a variety of sources, including but not limited to, additional borrowings under the TDS Revolving Credit Agreement, vendor financing and an investment by a minority equity investor in the Company or its subsidiaries.

In March 1996, the Company selected Nokia as its sole supplier of digital radio channel and switching infrastructure equipment during
the initial build-out of its  PCS  networks.    Nokia  has  agreed  to  provide
up  to  $200  million  in   financing  for   the   equipment   through
the Credit Agreement. At the Company's option it may issue, in tranches, 10-year unsecured zero coupon promissory notes in accordance with the provisions of the Credit Agreement, the proceeds of which are to be paid to Nokia in satisfaction of borrowings by the Company under the Credit Agreement.

Pursuant to the Credit Agreement, on November 4, 1996, the Company issued $226.2 million in aggregate principal amount at maturity of Series A Zero Coupon Notes ("Series A Notes") due in 2006. The issue price of the Series A Notes was $100 million and there is no periodic payment of interest. The proceeds of the sale of the Series A Notes were paid to Nokia in satisfaction of all then outstanding obligations and future obligations of the Company up to $100 million under the Credit Agreement. The effective rate on the Series A Notes is 8.09%.

Pursuant to the Credit Agreement, in the fourth quarter of 1997 the Company expects to issue Series B Zero Coupon Notes ("Series B Notes") due in 2007
(representing the final issuance of zero coupon notes under the Credit Agreement). The issue price of the Series B Notes is expected to be $100 million with no periodic payment of interest. The effective rate is not yet determined. The proceeds from the sale of the Series B Notes would be paid to Nokia in satisfaction of all then outstanding obligations and future obligations of the Company (to the extent not satisfied from the proceeds of the sale of the Series A Notes) up to $100 million under the Credit Agreement.

The Series A and Series B Notes ("Notes") rank in the same priority with all other unsecured and unsubordinated indebtedness of the Company. The Notes and the obligations under the Credit Agreement are fully and unconditionally guaranteed by TDS at an annual fee rate of 3%. The Notes are subject to optional redemption by the Company after five years from the applicable date of issuance at a purchase price equal to the issue price plus accrued interest through the date of redemption.

In April 1996, the Company sold 12,250,000 of its Common Shares, approximately 17.2% of the then total outstanding shares of common stock, at a price of $17 per share in an initial public offering ("IPO"). The net proceeds from the offering, after underwriters' fees, were $195.3 million. A portion of the net proceeds was applied to the repayment of the $64.1 million then outstanding indebtedness (including accrued interest) to TDS under the Revolving Credit Agreement. Proceeds from the IPO were fully utilized by the end of January 1997.

At September 30, 1997 the Company had approximately $95 million available for borrowing under its $425 million Revolving Credit Agreement with TDS (See Note 8
- Revolving Credit Agreement). Borrowings under the Revolving Credit Agreement mature December 31, 1998. The Company believes that its capital resources will be sufficient to fund its complete network build-out and cover operating losses through the end of the year. In addition to the Revolving Credit Agreement with TDS, other sources of capital may include additional vendor financing as well as private equity and debt financing by the Company or its subsidiaries. TDS is committed to the continued funding of the Company's capital expenditures and operations, as required. If sufficient additional funding is not made available to the Company on terms and prices acceptable to the Company, the Company would have to reduce its operating activities, which could have a material adverse impact on the Company's financial condition and results of future operations.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY
-----------------------------------------------------------------------
STATEMENT
---------

This Form 10-Q contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's beliefs and expectations are forward-looking statements. These statements contain potential risks and uncertainties and, therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

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

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  --------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                    Unaudited
                                    ---------

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                           -----------------   -----------------
                                           1997      1996      1997      1996
                                         --------  --------  --------  ---------
                                                 (Dollars in thousands,
                                                except per share amounts)
OPERATING REVENUES
     Service                             $ 11,740  $     --  $ 12,922  $     --
     Equipment sales                        6,908        --    12,869        --
                                         --------  --------  --------  ---------
      Total Operating Revenues             18,648        --    25,791        --

OPERATING EXPENSES
     System operations                      9,815        --    13,857        --
     Marketing and selling                 12,113        --    27,003        --
     Customer service                       5,007        --     6,757        --
     Cost of equipment sold                25,798        --    40,770        --
     General and administrative            16,478     7,644    48,075    17,001
     Depreciation                          12,121        --    18,759        --
     Amortization of intangibles            1,853        --     2,581        --
     Development costs                         --     3,161     5,773     7,311
                                         --------  --------  --------  ---------
     Total Operating Expenses              83,185    10,805   163,575    24,312
                                         --------  --------  --------  ---------

OPERATING (LOSS)                          (64,537)  (10,805) (137,784)  (24,312)

INVESTMENT AND OTHER INCOME
     Investment (losses)                   (1,113)       --    (2,165)       --
     Interest income-affiliate                 --     1,755        95     3,547
     Interest income-other                    272        --     2,204        --
     Gain on sale of PCS license               --        --        --       189
                                         --------  --------  --------  ---------
     Total Investment and Other Income       (841)    1,755       134     3,736

(LOSS) BEFORE INTEREST
     AND INCOME TAXES                     (65,378)   (9,050) (137,650)  (20,576)
INTEREST EXPENSE
     Interest expense-affiliate             7,711        --    10,631     1,669
     Interest expense-other                 2,006         8     3,104         8
                                         --------  --------  --------  ---------
     Total Interest Expense                 9,717         8    13,735     1,677
                                         --------  --------  --------  ---------

(LOSS) BEFORE INCOME TAXES                (75,095)   (9,058) (151,385)  (22,253)
Income tax expense                          1,503       771     3,028     1,453
                                         --------  --------  --------  ---------
NET (LOSS)                               $(76,598) $ (9,829) $(154,413)$(23,706)
                                        =========  ========  ========= =========
WEIGHTED AVERAGE COMMON AND
   SERIES A COMMON SHARES (000s)           71,559    71,336    71,481    66,176
(LOSS) PER COMMON AND SERIES A
   COMMON SHARE                         $   (1.07) $  (0.14) $  (2.16) $  (0.36)
                                        =========  ========  ========  =========





       The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  --------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                    Unaudited
                                    ---------


                                                             Nine Months Ended
                                                                September 30,
                                                        ------------------------
                                                             1997        1996
                                                        ----------   -----------
                                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (Loss)                                         $ (154,413)  $  (23,706)
     Add (Deduct) adjustments to reconcile net (loss)
       to net cash (used) by operating activities:
     Depreciation and amortization                          21,340        1,091
     Noncash interest expense                                6,171           --
     Investment losses                                       2,165           --
     Gain on sale of PCS license                                --         (189)
     Change in accounts receivable                         (16,222)          --
     Change in inventory                                   (32,719)          --
     Change in income tax refund receivable-affiliate           --       10,206
     Change in accounts payable-affiliates                      45       (1,075)
     Change in accounts payable-trade and other               (192)      (2,584)
     Change in deferred tax liability-net                    3,027        3,926
     Change in other assets and liabilities                  5,146       (2,138)
                                                        ----------   -----------
                                                          (165,652)     (14,469)
                                                        ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Change in note receivable-affiliate                        --       28,836
     Change in Revolving Credit Agreement-TDS              330,426      (60,238)
     Issuance of common stock                                1,333      195,265
                                                        ----------   -----------
                                                           331,759      163,863
                                                        ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Change in note receivable-other                       1,925           --
       Additions to property and equipment                (203,374)     (51,337)
       Proceeds from sale of PCS license                       --           350
       Change in temporary cash and other investments          319          689
                                                        ----------   -----------
                                                          (201,130)     (50,298)
                                                        ----------   -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                      (35,023)      99,096
CASH AND CASH EQUIVALENTS-
     Beginning of period                                    35,284          261
                                                        ----------   -----------
     End of period                                      $      261   $   99,357
                                                        ==========   ===========



                     The accompanying notes to consolidated
                    financial statements are an integral part
                              of these statements.

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  --------------------------------------------

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                                                      (Unaudited)
                                                     September 30,  December 31,
                                                          1997         1996
                                                     -------------  -----------
                                                        (Dollars in thousands)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents:
         General funds                               $        261   $       869
         Affiliated cash equivalents                           --        34,415
                                                     -------------  -----------
                                                              261        35,284

     Temporary cash investments                               108           315
     Accounts receivable                                   16,222            --
     Interest receivable-affiliate                             --           243
     Interest receivable-other                                  4           508
     Note receivable                                           --         1,925
     Inventory                                             32,719            --
     Other                                                  2,071           556
                                                     -------------  -----------
                                                           51,385        38,831
                                                     -------------  -----------
PROPERTY and EQUIPMENT
     Property and equipment-net of accumulated
      depreciation of $20,740 and $1,981, respectively    509,293        18,592
     Work in process                                       38,898       233,831
     Prepaid network infrastructure costs                      --        70,300
                                                      ------------  -----------
                                                          548,191       322,723
                                                      ------------  -----------
INVESTMENTS
     Investment in PCS licenses-net of accumulated
       amortization of $2,567 in 1997                     295,333       304,354
     Other                                                  4,495         6,771
                                                      ------------  -----------
                                                          299,828       311,125
                                                      ------------  -----------
DEFERRED COSTS                                                176           148
                                                      ------------  -----------
TOTAL ASSETS                                          $   899,580   $   672,827
                                                      ============  ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable
         Affiliates                                   $       534   $       489
         Trade                                             87,252        57,114
         Other                                                 --        36,246
     Accrued interest-affiliate                             3,475            --
     Microwave relocation costs payable                     8,450        17,046
     Contribution payable                                      --         6,453
     Other                                                  4,460         1,978
                                                      ------------  -----------
                                                          104,171       119,326
                                                      ------------  -----------

REVOLVING CREDIT AGREEMENT-TDS                            330,426            --
                                                      ------------  -----------
LONG-TERM DEBT                                            165,278       103,743
                                                      ------------  -----------
DEFERRED TAX LIABILITY-NET                                 15,000        11,973
                                                      ------------  -----------
COMMON SHAREHOLDERS' EQUITY
     Common Shares, par value $1 per share                 31,567        31,359
     Series A Common Shares, par value $1 per share        40,000        40,000
     Additional paid-in capital                           413,424       412,299
     Retained deficit                                    (200,286)      (45,873)
                                                      ------------  -----------
                                                          284,705       437,785
                                                      ------------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $   899,580   $   672,827
                                                      ============  ===========


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

         The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1997, and December 31, 1996, the results of operations for the nine and three months ended September 30, 1997 and 1996, and the cash flows for the nine months ended September 30, 1996 and 1997. The results of operations for the nine and three months ended September 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

2. Revenue Recognition. Revenues from operations consist of charges to customers for monthly access, airtime, value-added services and long-distance charges. Revenues are recognized as the services are rendered. Unbilled revenues, resulting from PCS services provided from the billing cycle date to the end of each month, are estimated and recorded.

         Revenues from operations also consist of equipment sales to national retailers, independent agents, and end user customers. Revenues from equipment sales are recognized upon the shipment of goods to retailers and independent agents or upon sale through direct distribution channels to end user customers.

         Handset inventory is stated at current replacement cost.

3. Depreciation and Amortization. Depreciation is provided based upon the straight-line method over the estimated useful lives of the respective assets, generally ten years for network assets and five years for information system assets and office equipment. Leasehold improvements are amortized over ten years or the lease term, whichever is shorter. PCS licenses are amortized straight-line over forty years. Depreciation of network assets and amortization of the related PCS license commences in the month a market launches service provided the launch occurs on or before the fifteenth day of that month. Depreciation and amortization commences in the following month for those markets that launch service after the fifteenth day of the month.

4. Net (Loss) per Common and Series A Common Share for the nine months and the third quarter ended September 30, 1997 and 1996, was computed based on the weighted average number of Common and Series A Common Shares outstanding during the period adjusted, as applicable, to give retroactive effect to the recapitalization in conjunction with the Company's 1996 initial public offering, as if this transaction had occurred at January 1, 1996.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         ("SFAS") No. 128, "Earnings Per Share" in March 1997 which will become effective in December 1997. SFAS No. 128 had no pro forma effect on earnings per share for the nine and three months ended September 30, 1997 and 1996.

5. Supplemental Cash Flow Information. In the first nine months of 1997, a net $40.8 million in additions to work in process were financed through the June 19, 1996 Credit Agreement ("Credit Agreement") with Nokia Telecommunications, Inc. ("Nokia"), accounts payable-other and microwave relocation costs payable. An additional $70.3 million in additions to work in process were financed through a decrease in prepaid network infrastructure costs.

         During the nine months ended September 30, 1997, the Company incurred interest charges totaling $19.6 million. The interest charges were comprised of $11.0 million relating to the Revolving Credit Agreement (See Note 8-Revolving Credit Agreement), $2.4 million for TDS guarantee fees on its Long-term debt (Series A Zero Coupon Notes) and $6.2 million in accrued interest on the Series A Zero Coupon Notes. Of these amounts, the Company capitalized $5.9 million relating to its work in process expenditures. The remaining $13.7 million was charged to expense. The Company converted $11.0 million of accrued interest and $1.5 million in accrued TDS guarantee fees to debt under the Revolving Credit Agreement in 1997.

         During the nine months ended September 30, 1996, the Company incurred interest charges of $2.1 million related to the Revolving Credit Agreement. Of this amount, the Company capitalized $0.4 million relating to the development of its PCS network. The remaining $1.7 million was charged to expense. The Company also converted $3.0 million of accrued interest to debt under the Revolving Credit Agreement in 1996.

6. Reclassification. Certain amounts reported in the first nine months and the third quarter of 1996 have been reclassified to conform to the 1997 presentation.

7. Development Stage Company. Effective with the second quarter of 1997, the Company ceased to be a development stage company and presents its 1997 results of operations, cash flows and financial position in a manner similar to established operating enterprises within the industry.

8. Revolving Credit Agreement. The Company entered into a Revolving Credit Agreement with TDS on August 1, 1995, which incorporates all of the outstanding obligations of the Company to TDS. The Company may borrow up to $425 million under the Revolving Credit Agreement.Pursuant to the Revolving Credit Agreement the Company may borrow at an interest rate equal to 1.5% above prime rate until the principal becomes due, and pay on demand an interest rate equal to 3.5% above such prime rate on any overdue principal or overdue installment of interest. The advances made under the Revolving Credit Agreement are unsecured. Interest on the balance due under the Revolving Credit Agreement is payable quarterly and no principal is payable until maturity, which is December 31, 1998. The terms of the Revolving Credit Agreement also include, among others, restrictions on incurring certain additional indebtedness and on paying dividends. The total amount advanced to the Company under the Revolving Credit Agreement as of September 30, 1997, was $330.4 million.

9. Accounts Payable-other represents the uninvoiced value of network infrastructure equipment received by the Company, which is subsequently financed under terms of the Credit Agreement with Nokia.

                 AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. Commitments. At September 30, 1997, the Company had orders totaling approximately $39.2 million with Nokia Telecommunications, Inc. and certain tower vendors for infrastructure equipment as part of the Company's build-out of its PCS networks. Also at September 30, 1997, the Company had orders totaling approximately $40.5 million with various handset vendors for handsets and accessories.

Item 6.           Exhibits and Reports on Form 8-K.

     (a) Exhibits

         Exhibit 10.16 -Third Amendment to the Revolving Credit Agreement by and
                        between Telephone and Data Systems, Inc. and Aerial Communications, Inc.

         Exhibit 11 - Computation of earnings per common share.

         Exhibit 27 - Financial Data Schedule.

     (b) Reports on Form 8-K filed during the quarter ended September 30, 1997.

         No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       AERIAL COMMUNICATIONS, INC.
                                       ---------------------------
                                              (Registrant)





Date    November 13, 1997                   /s/  DONALD W. WARKENTIN
     -----------------------           -----------------------------------------
                                       Donald W. Warkentin
                                       President
                                       (Chief Executive Officer)


Date    November 13, 1997                   /s/  J. CLARKE SMITH
     -----------------------           -----------------------------------------
                                       J. Clarke Smith
                                       Vice President-Finance and Administration
                                       (Chief Financial Officer)



Date    November 13, 1997                  /s/  B. SCOTT DAILEY
     -----------------------           -----------------------------------------
                                       B. Scott Dailey
                                       Controller
                                       (Principal Accounting Officer)