Form 10-K
period 1997-12-31
AERIAL COMMUNICATIONS INC
filed 1998-03-31
CIK 1008614

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
       /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___X___

    As of February 27, 1998, the aggregate market value of registrant's Common Shares held by nonaffiliates was approximately $104 million (based upon the closing price of the Common Shares on February 27, 1998, of $8 1/2, as reported by the NASDAQ).

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 27, 1998, is 31,626,997 Common Shares, $1 par value, and 40,000,000 Series A Common Shares, $1 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 1997 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held May 11, 1998, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.

--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                   PAGE NUMBER
                                                                 OR REFERENCE(1)
                                                                 ---------------
 Item 1.  Business.............................................         3
 Item 2.  Properties...........................................        13
 Item 3.  Legal Proceedings....................................        13
 Item 4.  Submission of Matters to a Vote of Security
            Holders............................................        13
 Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters................................        14(2)
 Item 6.  Selected Financial Data..............................        14(3)
 Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations................        14(4)
Item 7A.  Quantitative and Qualitative Disclosure About Market
            Risk...............................................        14
 Item 8.  Financial Statements and Supplementary Data..........        14(5)
 Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure................        14
Item 10.  Directors and Executive Officers of the Registrant...        15(6)
Item 11.  Executive Compensation...............................        15(7)
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management.........................................        15(8)
Item 13.  Certain Relationships and Related Transactions.......        15(9)
Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K........................................        16

---------

(1) Parenthetical references are to information incorporated by reference from the registrant's Exhibit 13, which includes portions of its Annual Report to Shareholders for the year ended December 31, 1997 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held on May 11, 1998 ("Proxy Statement").

(2) Annual Report section entitled "Aerial Stock and Dividend Information" and "Market Price Per Common Share by Quarter."

(3) Annual Report section entitled "Selected Consolidated Financial Data."

(4) Annual Report section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(5) Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Changes in Shareholders' Equity," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants."

(6) Proxy Statement section entitled "Election of Directors" and "Executive Officers."

(7) Proxy Statement section entitled "Executive Compensation" except for the information specified in Item 402 (a) (8) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

(8) Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners and Management."

(9) Proxy Statement section entitled "Certain Relationships and Related Transactions."

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                [LOGO]
AERIAL COMMUNICATIONS, INC.
8410 WEST BRYN MAWR AVENUE - SUITE 1100 - CHICAGO, IL 60631
TELEPHONE (773) 399-4200

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

COMPANY

    Aerial Communications, Inc. (NASDAQ symbol "AERL" or the "Company" or "Aerial"), together with its subsidiaries, is a provider of Personal Communications Services ("PCS") in the Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus Major Trading Areas ("MTAs") (collectively, the "PCS Markets"). The PCS Markets include approximately 27.6 million population equivalents ("POPs"). The Company has constructed networks for its PCS Markets using Global System for Mobile Communication ("GSM") technology. The Company has commenced service in all its markets. By year end 1997, the Company had expanded its system coverage to total approximately 80% of the six MTAs' total population.

    The Company was formed in 1991 under Delaware law as a wholly-owned subsidiary of Telephone and Data Systems, Inc. [AMEX: TDS] and was formerly named American Portable Telecom, Inc. In November 1996 the Company changed its name to Aerial Communications, Inc. TDS owned 59,086,000 shares of Common Stock of the Company at December 31, 1997, representing 82.5% of the combined total of the Company's outstanding Common and Series A Common Shares and 98.0% of the voting power.

    The Company sold in 1996 its licenses covering the Guam and Alaska Major Trading Areas for an aggregate pretax gain of $2.6 million.

    PCS is the term used to describe the wireless telecommunications services that are offered by those companies that acquired licenses for radio spectrum (frequency range 1850-1990 MHz) in the Federal Communications Commission ("FCC") auctions and are the newest entrants in the wireless telecommunications market. PCS competes directly with existing cellular telephone, paging and specialized mobile radio services. The Company believes that PCS providers will be the first in most markets to offer mass market all-digital mobile networks. In addition, PCS providers may be among the first to be able to offer mass market wireless local loop applications, in competition with switched and direct access local telecommunications services.

    The Company's strategic goal is to take full advantage of the potential of wireless telecommunications. The Company sees an opportunity for significant growth in the wireless telecommunications market through the shift of existing wireless usage patterns from applications focused on business use, special occasions and emergencies to much broader applications for everyday use. The Company is structured to meet the increasingly competitive challenges of the wireless telecommunications marketplace, and has a marketing-oriented approach focused on serving its customers and their needs. Since 1983, the demand for wireless telecommunications services has grown dramatically as cellular, paging and other emerging wireless personal communications services have become widely available and increasingly affordable. Since its introduction in 1983, the number of domestic cellular telephone subscribers, both analog and digital, has grown from approximately 91,600 in 1984 to an estimated 57 million at March 31, 1998, which represents U.S. market penetration of approximately 21%.

    During 1996 and early 1997, the Company contracted for network equipment, billing systems, support software and the equipment and services necessary to launch service. Additionally during this period, the Company completed the design for its PCS networks, acquired and built out the switching centers serving each market, leased and built out a National Operations Center, leased or purchased the cell sites required to launch and commenced zoning and building the sites. The Columbus MTA launched service on March 27, 1997. The Company's five remaining MTAs launched service during the second quarter of 1997. Across all six markets, the Company launched with approximately 600 cell sites in service. The Company had more than 1,000 cell sites in service by the end of 1997. The coverage of the Company's PCS networks includes the major metropolitan areas within the PCS Markets, as well as portions of the major highway corridors extending out from those areas. All of the senior management positions and other key management positions have been staffed. Key operating and marketing staff have been put in place in each of the PCS Markets.

    In November 1996, the Company entered into a Member Control Agreement ("Agreement") forming a joint venture with Rural Cellular Corporation ("RCC") to build out certain rural areas covering approximately 530,000 POPs in the Minneapolis MTA. In 1997 RCC exercised its option in the Agreement to add an additional 156,000 POPs to the joint venture. The Company has contributed 20 MHz of its Minneapolis MTA license covering certain territories as defined in the Agreement in return for a 49% equity interest in the joint venture. RCC will be responsible for building out the network and for the ongoing operations. It is anticipated that the joint venture will purchase services such as network switching from the Company. The network will use GSM technology. The Company expects to benefit from the joint venture by extending the GSM footprint without the capital investment required to build out the network.

PROPOSED TDS CORPORATE RESTRUCTURING

    In December 1997, Aerial received a proposal from TDS to acquire all of the issued and outstanding Common Shares of Aerial not already owned by TDS (the "Aerial Merger"). The offer was made in connection with, and is subject to TDS shareholder approval of and the effectiveness of, TDS's proposed corporate restructuring. The Board of Directors of TDS (the "TDS Board") has adopted a proposal which, if approved by shareholders and implemented by the TDS Board, would authorize the TDS Board to issue three new classes of common stock and change the state of incorporation of TDS from Iowa to Delaware (the "Tracking Stock Proposal"). The three new classes of stock are intended to separately reflect the performance of TDS's cellular telephone, landline telephone and personal communications services businesses ("Tracking Stocks").

    Under the Tracking Stock Proposal, one of the three new classes of common stock created by TDS would be designated as Aerial Communications Group Common Shares (the "Aerial Group Shares"). The Aerial Group Shares, when issued, are intended to reflect the separate performance of the Aerial Communications Group (the "Aerial Group"), which includes TDS's interest in Aerial Communications, Inc.

    Subject to the approval of the Tracking Stock Proposal by shareholders, TDS intends to, among other things, issue Aerial Group Shares in exchange for all of the Common Shares of Aerial which are not currently owned by TDS, subject to approval by Aerial's Board of Directors and shareholders.

    In January 1998, Aerial's Board of Directors created a special committee of the Board (the "Special Committee") to review the proposal from TDS. The Special Committee, consisting of two independent directors of Aerial, has engaged a financial advisor and legal advisor to assist in reviewing the proposal. The Special Committee will consider how Aerial should respond to the TDS proposal, take the steps it deems appropriate to respond to the TDS proposal and, at such time as it considers it appropriate, report its recommendations to Aerial's Board of Directors.

    Subsequent to shareholder approval of the Tracking Stock Proposal, TDS intends to terminate certain intercompany agreements between TDS and Aerial. Thereafter, some or all of the relationships between TDS and Aerial would be determined solely by methods that management believes to be reasonable. Many of such policies would continue the arrangements which presently exist between TDS and Aerial pursuant to the intercompany agreements, but TDS would have no contractual obligation to continue such policies after the intercompany agreements have been terminated. The TDS Board currently intends to retain future earnings, if any, for the development of the business of the Aerial Group and does not anticipate paying dividends on the Aerial Group Shares in the foreseeable future.

    On January 5, 1998, an individual who claims to be a holder of Aerial Common Shares, filed a putative class action complaint on behalf of common stockholders of the Company in the Court of Chancery of the State of Delaware in New Castle County. The complaint names as defendants, TDS, the Company and the directors of TDS and the Company. The complaint alleges a breach of fiduciary duties by the defendants and seeks to have the Aerial Merger enjoined or, if it is consummated, to have it rescinded and to recover unspecified damages, fees and expenses. A virtually identical complaint has been filed by a second individual. None of the defendants have been served with this complaint. The Company intends to vigorously defend itself against these lawsuits.

WIRELESS TELECOMMUNICATIONS INDUSTRY

    OVERVIEW. Wireless service is currently available using analog or digital technology. Most wireless services currently transmit voice and data signals over analog-based networks by varying the amplitude or frequency of one continuous electronic signal transmitted over a single radio channel. Analog technology currently has several limitations, including inconsistent service quality, lack of privacy, limited capacity and less reliability in transferring data without errors. The Company has chosen GSM, which utilizes a digital technology, for use in the PCS Markets. Digital systems convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This additional capacity, along with improvements in digital protocols, allows digital-based wireless technologies to offer new and enhanced services, such as greater call privacy and more robust data transmission features, such as "mobile office" applications (including facsimile, electronic mail and wireless connections to computer/data networks, including the Internet).

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

    PCS spectrum differs from existing cellular and specialized mobile radio ("SMR") spectrum in three basic ways: frequency, spectrum and geographic division. PCS networks will operate in a higher frequency range (1850-1990 MHz) compared to the cellular and SMR frequency (800-900 MHz). PCS is comprised of 30 or 10 MHz spectrum versus 25 MHz spectrum for cellular networks. As a result of the improved capacity of the infrastructure and large allocation of spectrum in the A, B and C PCS frequency Blocks, PCS will have more capacity for new wireless services such as data and video transmission. Finally, the geographic areas for PCS licenses are divided differently than for cellular licenses. PCS is segmented among 51 MTAs and 493 Basic Trading Areas ("BTAs") as opposed to cellular's 306 Metropolitan Statistical Areas ("MSAs") and 428 Rural Service Areas ("RSAs"). An MTA license generally covers a much larger geographic area than a BTA, MSA or RSA license.

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

TECHNOLOGY

    With GSM technology, the Company offers easy-to-use, interactive menu-driven phones, and advanced features such as caller identification and a smart card, as well as more complex features such as text messaging, which allows the GSM handset to function as a two-way messaging device. In the future, the Company intends to increasingly emphasize services which are expected to increase the size and scope of the wireless market, such as wireless data and information services as well as wireless local loop services. The Company anticipates that PCS will ultimately offer a competitive alternative to wireline telephone service as PCS networks are constructed and PCS operators form strategic alliances.

    GSM is not compatible with other PCS or cellular technologies. However, compatibility can be achieved through the use of handsets that support multiple technologies. The Company expects that compatibility between GSM and the existing analog cellular systems will be achieved with the use of dual-mode handsets. Dual-mode handsets are expected to be available in 1998. Because analog cellular service is available nationwide, the Company expects that PCS customers will be able to roam into service areas served by analog cellular providers.

    To date, fifteen North American PCS companies are providing commercial GSM service. GSM committed providers in the U.S. have licenses to cover approximately 260 million POPs (representing approximately 98% of the population of the United States) and approximately 25 million POPs in Canada, although their can be no assurance that all the licensees will build-out their licensed territory. GSM systems are currently in commercial operation in over 700 North American cities with more than 1.5 million customers. The Company anticipates that its customers will be able to roam substantially throughout the United States, either on other GSM-based PCS networks or by using dual-mode handsets that can also be used on existing cellular networks.

    The Company is a member of the North American GSM Alliance LLC ("GSM Alliance"), an all-digital wireless PCS network of U.S. and Canadian carriers. The GSM Alliance was established to create a national network and develop seamless wireless communications for customers, whether at home, away or abroad. The GSM Alliance's collaborative efforts focus on serving the wireless customer efficiently by addressing the areas of roaming, customer care, national distribution and data communications. The Company is also a part of the GSM North America consortium, which is the North American interest group for the GSM MoU Association. Formed in 1995, GSM North America brings together service providers and equipment manufacturers to identify and resolve issues related to making GSM the premier PCS digital technology.

SOURCES OF EQUIPMENT

    The Company does not manufacture any of the GSM network equipment, handsets or accessories ("equipment") used or anticipated to be used in its operations. The equipment the Company uses or anticipates to use is available from multiple sources, and the Company anticipates such equipment will continue to be available to the Company in the foreseeable future, consistent with normal manufacturing and delivery lead times. As GSM uses an open system architecture, and due to the fact that GSM has well-developed features, software systems and equipment that are available "off the shelf", the Company is able to design its GSM networks and systems without being dependent upon any single manufacturing source. Nokia Telecommunications Inc. has been the Company's sole supplier of digital radio channel and switching infrastructure equipment during the initial build-out of its PCS networks. The Company's current handset vendors are Nokia Mobile Phones, Inc., Ericsson Inc., and Mitsubishi Wireless Communications, Inc.

PRODUCTS AND SERVICES

    The Company offers coverage in those areas of the PCS Markets where most of the population lives and works. Subsequent construction of its PCS networks will provide coverage which, in combination with roaming services as described above, is competitive with that of current cellular operators. The Company provides roaming capabilities through agreements with other GSM and cellular operators.

    The Company's two primary sources of revenues are similar to those available to other cellular system providers. Service revenue primarily consists of charges for access, airtime and value-added services provided to the Company's retail customers who use the network operated by the Company, and charges for long-distance calls made on the Company's systems. Equipment sales revenue consists of the sale of handsets and related accessories to retailers, independent agents and end user customers. At December 31, 1997, the Company had 125,000 customers. Service revenues and equipment sales revenues totaled $32.3 million and $23.6 million, respectively, for the year ended December 31, 1997.

    The Company provides the following services and features:

    THE SMART CARD. GSM technology employs a Smart Card which contains a microchip containing detailed information about a customer's service profile. The Smart Card allows the Company to initiate services or change a customer's service package from a remote location. The Smart Card also allows customers to roam onto other participating GSM-based networks by using their cards in handsets compatible with the local network.

    FEATURE-RICH HANDSETS. As part of its basic service package, the Company provides easy-to-use, interactive menu-driven phones that enable customers to utilize the features available in a GSM network. These handsets primarily use words and easy-to-use menus rather than numeric codes to operate handset functions such as call-forwarding, call-waiting and text messaging.

    SHORT TEXT MESSAGING. GSM technology allows for the capability to send and receive short text messages, similar to two-way radio paging services. This service allows the Company to offer a quicker and less expensive form of wireless communication when a full conversation is not necessary.

    ENHANCED SECURITY. The Company's service provides greater security from eavesdropping and cloning than existing wireless service. Greater conversation security is provided by the encryption code of the digital GSM signal. Greater fraud protection is provided because GSM handsets require the use of a Smart Card with a sophisticated authentication scheme, the replication of which is virtually impossible.

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

    The Company's mass marketing efforts emphasize the value of the Company's high-quality, innovative services and are supported by heavily promoting the Aerial brand name. This is supported by a substantial advertising program.

    The Company offers its services and products through traditional cellular sales channels as well as through new, lower cost channels which increase the quality of the typical sale. The Company utilizes traditional sales channels which include mass merchandisers and retail outlets, company retail stores, sales agents and a direct sales force. National distributors include Best Buy, Circuit City, Office Depot, Office Max and Radio Shack. The Company currently also distributes its services and products through over 50 company retail locations (mall stores, strip mall stores and kiosks). Based in part upon the remote activation feature of the GSM Smart Card, the Company also intends to develop distribution innovations such as simplified retail sales processes and lower-cost channels which include inbound telesales, affinity marketing programs, and via the Internet.

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

COMPETITION

    The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades to existing analog cellular networks, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Accordingly, the Company expects competition in the wireless telecommunications business to be dynamic and intense as a result of the entrance of new competitors and the development of new technologies, products and services.

    The Company will compete directly with up to five other PCS providers in each of its PCS Markets. The other successful bidders in the FCC's broadband Block A and Block B PCS auction in each of the six PCS Markets were PCS PrimeCo (Houston and Tampa-St. Petersburg-Orlando), Sprint Spectrum (Minneapolis, Pittsburgh and Kansas City) and AT&T Wireless Services, Inc. (Columbus). The Company also expects that existing cellular providers in the PCS Markets, most of which have an infrastructure in place and have been operational for a number of years, will upgrade their networks to provide comparable services in competition with the Company. Principal cellular providers in the PCS Markets are AT&T Wireless Services, Inc., BellSouth Mobility, Inc., GTE Mobile Communications Corporation, AirTouch Communications, Inc., Southwestern Bell, Bell Atlantic-NYNEX Mobile and Ameritech Cellular. Additionally, the Company competes with specialized mobile radio service ("SMRS") provider Nextel Communications, Inc. in each of its six PCS Markets.

    The Company also expects to compete with other communications technologies that now exist, such as paging, enhanced specialized mobile radio service ("ESMRS") and global satellite networks, and expects to compete with cellular and PCS resellers. In the future, cellular service and PCS also will compete more directly with traditional landline telephone service providers and with cable operators who expand into the offering of traditional communications services over their cable systems. In addition, the Company may face competition from technologies that may be introduced in the future.

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

    Handsets used for GSM-based PCS networks ordinarily will not be compatible with cellular systems, and vice versa. The Company expects dual-mode handsets to be available in 1998, which will permit its customers to roam by using the existing cellular wireless network in markets where GSM service is not available. Until then, this lack of interoperability may impede the Company's ability to attract current cellular customers or potential new wireless communication customers who desire the ability to access wireless service where GSM service is not available.

    The Company anticipates that market prices for two-way wireless services generally will decline in the future based on increased competition. The Company will compete to attract and retain customers principally on the basis of services and enhancements, its customer service, the size and location of its service areas and pricing. The Company's ability to compete successfully also will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors, which could adversely affect the Company's operating margins.

REGULATION

    REGULATORY ENVIRONMENT. The FCC regulates the licensing and, to lesser degrees, the construction, operation and acquisition of wireless telecommunications systems in the United States pursuant to the Communications Act of 1934, as amended, and the rules and policies promulgated by the FCC thereunder (the "Communications Act"). Under the Communications Act, the FCC is authorized to establish regulations governing the interconnection of PCS networks with wireline and other wireless carriers, to grant or deny license renewals and applications for transfer of control or assignment of PCS licenses, and to impose fines and forfeitures for any violations of the Communications Act.

    In addition, the Telecommunications Act of 1996 (the "1996 Act"), which amended the Communications Act, mandates significant changes in existing telecommunications rules and policies and, with respect to wireless services, to promote competition, to ensure the availability of wireless services in all parts of the nation and to streamline regulations of the wireless telecommunications industry to remove regulatory burdens as competition develops. The FCC promulgated and continues to promulgate rules governing the operation of wireless operators, licensing (including renewal of licenses) and technical standards for the provision of PCS services under the Communications Act, and is implementing the legislative objectives of the 1996 Act, as discussed below.

    PCS LICENSING. The FCC established PCS service areas in the United States and its possessions and territories based upon Rand McNally's market definition of 51 MTAs comprised of 493 smaller BTAs. Each MTA consists of at least two BTAs.

    The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed broadband PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, each of which is allocated to serve either MTAs or BTAs. The spectrum allocation includes two 30 MHz blocks ("A" and "B" Blocks) licensed for each of the 51 MTAs, one 30 MHz block ("C" Block) licensed for each of the 493 BTAs, and three 10 MHz blocks ("D," "E" and "F" Blocks) licensed for each of the 493 BTAs. A PCS license has been awarded for each MTA and BTA in every block, for a total of more than 2,000 licenses. This means that in any PCS service area as many as six licensees could be operating separate PCS networks. Under the FCC's rules, a broadband PCS licensee may own combinations of licenses with total aggregate spectrum coverage of up to 45 MHz in a single geographic area. The FCC adopted comprehensive rules that outlined the bidding process, described the bidding application and payment process, established penalties for certain bid withdrawals, default or disqualification and established regulatory safeguards. Several auction winners have filed for bankruptcy.

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

    The grants of licenses to the Company were conditioned upon timely compliance with the FCC's build-out requirements, I.E., coverage of one-third of the population of a PCS market within five years of initial license grant and coverage of two-thirds of that population within ten years. As noted elsewhere in this document, the Company is in compliance with this requirement as of the present time in each of its markets.

    The FCC also imposes a requirement that all licensees register and obtain FCC registration numbers for all of its antenna towers in areas which require prior Federal Aviation Administration ("FAA") clearance. The Company has complied with and continues to comply with registration requirements.

    The FCC licenses granted to the Company are issued for a ten-year period expiring June 23, 2005, and may be renewed. In the event challengers file competing applications in response to any of the Company's renewal filings, the FCC has rules and policies providing that the application of the licensee seeking renewal will be granted and the application of the challenger will not be considered in the event that the broadband PCS licensee involved has (a) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal" and (b) substantially complied with FCC rules, policies and the Communications Act. Although the Company is unaware of any circumstances which would prevent the approval of any future renewal applications, there can be no assurance that the Company's licenses will be renewed by the FCC in the future. Moreover, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or revoke or modify licenses.

    The FCC has proceedings in process which could open up other frequency bands for wireless telecommunications and PCS-like services. There can be no assurance that such proceedings will not result in additional wireless competition.

    In addition, there are citizenship requirements, assignment requirements and other federal rules and policies which may affect the business of the Company.

    RECENT EVENTS. There are certain regulatory proceedings currently pending before the FCC which are of particular importance to the broadband PCS industry.

    In one proceeding, the FCC has imposed new "enhanced 911" regulations in broadband PCS systems to determine the precise location of the person making the emergency call. The new rules require broadband PCS providers to work with local public safety officials to process 911 calls, including those made from mobile telephones not registered with the broadband PCS provider, and to meet phased deadlines for implementing these capabilities.

    The FCC is expected to give the telecommunications industry guidance as to the implementation of the Communications Assistance for Law Enforcement Act ("CALEA"). Due to late development of standards and law enforcement requirements, there is risk that the industry, as a whole, and the Company, in particular, may not be able to meet statutory implementation deadlines with the possibility of financial penalties. The Company is working with law enforcement agencies through industry trade associations to extend the implementation deadlines in order to reach closure with law enforcement representatives on technical and reimbursement issues.

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

    The FCC has adopted requirements which will make it possible for subscribers to retain their existing telephone numbers when they switch from one service provider to another. This numbering portability will include switching between local exchange carrier ("LEC") and other wireline providers, between wireless service providers and between LEC/wireline and wireless providers. LECs have implementation deadlines by the end of 1998. Broadband PCS, cellular and certain other wireless providers have phased implementation deadlines in 1998 and 1999.

    Beginning in October 1997, broadband PCS systems, which previously were "categorically excluded" from having to evaluate their facilities to ensure their compliance with federal "radio frequency" ("RF") radiation requirements, were made subject to those requirements. After October 1997, all new broadband PCS facilities must be in compliance when they are brought into service.

    The FCC has been implementing the requirements of the 1996 Act. The 1996 Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a Federal-State Joint Board. Much of this implementation has been proceeding in numerous, concurrent proceedings with aggressive deadlines. Several of these proceedings have been appealed to courts of review. The Company cannot predict the full extent and nature of developments of the 1996 Act , which will depend, in part, upon interrelationships among state and federal regulators.

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

    Only narrow powers over competitive entry are left to state and local authorities. Each state retains the power to impose competitively neutral requirements that are consistent with the 1996 Act's universal service provision and necessary for universal services, public safety and welfare, continued service quality and consumer rights. While a state may not impose requirements that effectively function as barriers to entry, it retains limited authority to regulate certain competitive practices of state and local carriers.

    Since enactment, the FCC has adopted orders implementing the local competition provisions of the 1996 Act. The FCC found that broadband PCS and certain other wireless providers that are entitled to reciprocal compensation from LECs for exchange of traffic may not be charged for LEC-originated traffic or for code opening/per-number fees, and may obtain LEC interconnection subject to the terms of the 1996 Act. Appeals were taken to the United States Court of Appeals for the Eighth Circuit from certain positions of these FCC orders by numerous parties alleging that the FCC has exceeded its statutory mandate, among other matters. On July 18, 1997, the Eighth Circuit vacated the FCC's rules prescribing interim rates for reciprocal compensation because it has held that the 1996 Act requires that rate issues are to be decided by the states. It upheld the preemptive authority of the FCC to order LECs to interconnect with broadband PCS and other wireless providers and to issue rules relating to certain terms of interconnection between LECs and such providers.

    The 1996 Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The 1996 Act also requires universal service to schools, libraries and rural health facilities at discounted rates. In a series of orders adopted in 1997, the FCC established universal service support mechanisms which require telecommunications providers, including all wireless carriers, to contribute. The Company has made the required Universal Service Worksheet filings and expects to make the required periodic payments starting in the first quarter of 1998.

    STATE AND LOCAL REGULATION. The scope of state and local regulatory authorities covers such matters as the terms and conditions of interconnection between LECs and wireless carriers with respect to intrastate services, customer billing information and practices, billing disputes, other consumer protection matters, facilities construction issues and transfers of control, among other matters. In these areas, particularly the terms and conditions of interconnection between LECs and wireless providers, the FCC and state regulatory authorities share regulatory responsibilities with respect to interstate and intrastate issues, respectively. Of concern is the trend of certain state and local regulatory authorities to expand their scope of regulation and to increase taxes, fees, assessments and service mandates on wireless operators. The direct and indirect burden of these trends will have an impact on the Company's operating costs. The Company is challenging all such regulatory developments, of significance, either directly or through trade associations.

    The FCC has pending numerous petitions for pre-emption of state and local regulations which allege such regulations prohibit or impair the provision of interstate or intrastate telecommunications services. It has also requested public comment on a petition requesting pre-emption of moratoria imposed by state and local governments on siting of telecommunications facilities, the imposition of state taxes on the gross receipts of Commercial Mobile Radio Service ("CMRS") providers and other proposed state taxes based on the asset value of CMRS licenses awarded by the FCC. The Company has been actively involved in educating state and local regulatory and zoning authorities as to the prohibitions in the 1996 Act against the creation of unreasonable and discriminatory zoning, taxation or other barriers to new wireless providers. Several lawsuits have been filed on behalf of the Company to protect its rights under the 1996 Act for zoning of antenna siting.

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

    The Company has been and intends to remain an active participant in proceedings before the FCC and before state regulatory and zoning authorities. Proceedings with respect to the foregoing policy issues before the FCC and state regulatory authorities could have significant impacts on the competitive market structure among wireless providers and the relationships between wireless providers and other carriers. The Company is unable to predict the scope, pace, or financial impact of policy changes which could be adopted in these proceedings.

SEASONALITY

    Management believes there exists within the wireless telecommunications industry a seasonality in both revenues, which tend to be greater in the fourth quarter due to customer growth, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income (loss) to vary from quarter to quarter.

EMPLOYEES

    As of December 31, 1997, the Company had a total of 1,414 employees. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

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

ITEM 2. PROPERTIES

    The Company currently leases office and warehouse space in each of its PCS Markets as well as office space for its corporate headquarters in Chicago and National Operations Center in Tampa. The Company also has leases for its retail store locations and leases certain cell sites for its digital radio channel (or "BTS") equipment on land, buildings and other fixed structures at various rentals for various terms. As of December 31, 1997, the Company had 1,044 cell sites in service across all its PCS markets. The leases provide for monthly rentals at market rates and expire, subject to renewal options, on various dates through 2021. The Company owns all five of its switch site buildings serving each of the PCS Markets (the Pittsburgh switch also serves the Columbus market).

ITEM 3. LEGAL PROCEEDINGS

    In addition to litigation discussed above under Item 1. Business -- Proposed TDS Corporate Restructuring, the Company is involved from time to time in routine legal and regulatory proceedings incidental to its business. The Company does not believe that such proceedings will have, individually or in the aggregate, a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of securities holders during the fourth quarter of fiscal year 1997.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated herein by reference from Exhibit 13, Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Changes in Shareholders' Equity," "Notes to Consolidated Financial Statements" and "Report of Independent Public Accountants."

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

(a) (1) Financial Statements

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

---------
* Incorporated herein by reference from Exhibit 13.

  (2) Schedules

                                                                                    LOCATION
                                                                                    --------
Report of Independent Public Accountants on Financial Statement Schedule..........  page 17
II.    Valuation and Qualifying Accounts for each of the Three Years in the Period
       Ended December 31, 1997....................................................  page 18
All other schedules have been omitted because they are not applicable or not required or because the required information is shown in the financial statements or notes thereto.

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

EXHIBIT
 NUMBER   DESCRIPTION
--------  ----------------------------------------------------------------------
 10.14 Aerial Communications, Inc. 1996 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
 10.15 Description of Terms of Signing Letter with Donald W. Warkentin dated June 7, 1995, is hereby incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
 10.16 Aerial Communications, Inc. Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 99.1 to the Company's Form S-8 dated May 2, 1997.
 10.17 Description of Supplemental Benefit Agreement with Donald W. Warkentin dated August 2, 1996.

(b) Reports on Form 8-K filed during the quarter ended December 31, 1997.

    The Company filed on December 29, 1997, a Current Report on Form 8-K dated December 18, 1997, for the purpose of filing the news release dated December 18, 1997, concerning the Company's announcement that it had received an offer from its parent company, Telephone and Data Systems, Inc. [AMEX: TDS], to acquire all of the issued and outstanding Common Shares of the Company not already owned by TDS. The offer was made in connection with, and is subject to TDS shareholder approval of and the effectiveness of, TDS's announced corporate restructuring.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of AERIAL COMMUNICATIONS, INC.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Aerial Communications, Inc. and Subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1998 (except with respect to the matters discussed in Note 9, as to which the date is February 5, 1998). Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in Item 14 (a) (2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 28, 1998
(Except with respect to the matters discussed in Note 9, as to which the date is February 5, 1998)

AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1997
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                          COLUMN C
                                                                            COLUMN B     ADDITIONS                   COLUMN E
                                                                           BALANCE AT    CHARGED TO                 BALANCE AT
                                COLUMN A                                  BEGINNING OF   COSTS AND     COLUMN D       END OF
                              DESCRIPTION                                    PERIOD       EXPENSES    DEDUCTIONS      PERIOD
------------------------------------------------------------------------  ------------  ------------  -----------  ------------
FOR THE YEAR ENDED DECEMBER 31, 1997
  Valuation Allowance for Deferred Tax Assets...........................   $   15,029   $    114,383  $        --  $    129,412
  Allowance for Doubtful Accounts deducted from Accounts Receivable.....           --          7,252           --         7,252
FOR THE YEAR ENDED DECEMBER 31, 1996
  Valuation Allowance for Deferred Tax Assets...........................        1,291         13,738           --        15,029
FOR THE YEAR ENDED DECEMBER 31, 1995
  Valuation Allowance for Deferred Tax Assets...........................   $      170   $      1,121  $        --  $      1,291

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AERIAL COMMUNICATIONS, INC.

                                                By:
                                                           ------------------------------------------
                                                                      Donald W. Warkentin
                                                              PRESIDENT (CHIEF EXECUTIVE OFFICER)

                                                By:
                                                           ------------------------------------------
                                                                        J. Clarke Smith
                                                                   VICE PRESIDENT-FINANCE AND
                                                                  ADMINISTRATION AND TREASURER
                                                                   (CHIEF FINANCIAL OFFICER)

                                                By:
                                                           ------------------------------------------
                                                                        B. Scott Dailey
                                                           CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

Dated: March 26, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                  TITLE(S)                     DATE
--------------------------------------------------  ------------------------------  ---------------------
             /s/ DONALD W. WARKENTIN                                      DIRECTOR     March 26, 1998
        ----------------------------------
               Donald W. Warkentin

               /s/ J. CLARKE SMITH                                        DIRECTOR     March 26, 1998
        ----------------------------------
                 J. Clarke Smith

            /s/ LEROY T. CARLSON, JR.                        CHAIRMAN AND DIRECTOR     March 26, 1998
        ----------------------------------
              LeRoy T. Carlson, Jr.

               /s/ LEROY T. CARLSON                                       DIRECTOR     March 26, 1998
        ----------------------------------
                 LeRoy T. Carlson

              /s/ MURRAY L. SWANSON                                       DIRECTOR     March 26, 1998
        ----------------------------------
                Murray L. Swanson

             /s/ RUDOLPH E. HORNACEK                                      DIRECTOR     March 26, 1998
        ----------------------------------
               Rudolph E. Hornacek

                /s/ JAMES BARR III                                        DIRECTOR     March 26, 1998
        ----------------------------------
                  James Barr III

             /s/ WALTER C.D. CARLSON                                      DIRECTOR     March 26, 1998
        ----------------------------------
               Walter C.D. Carlson

                /s/ JOHN D. FOSTER                                        DIRECTOR     March 26, 1998
        ----------------------------------
                  John D. Foster

            /s/ THOMAS W. WILSON, JR.                                     DIRECTOR     March 26, 1998
        ----------------------------------
              Thomas W. Wilson, Jr.

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

  3.2 Restated Bylaws of the Company, are hereby incorporated by reference to Exhibit 3.2 to the Company's Amendment No. 1 to Form S-1
          (Registration No. 333-1514).

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

  9.1(b) Amendment dated as of May 9, 1991, to the Voting Trust Agreement dated as of June 30, 1989, is hereby incorporated by reference to Exhibit
          9.2 to TDS's Annual Report on Form 10-K for the year ended December
          31, 1991.

  9.1(c) Amendment dated as of November 20, 1992, to the Voting Trust Agreement dated as of June 30, 1989, as amended, is hereby incorporated by reference to Exhibit 9.1(c) to TDS's Annual Report on Form 10-K for the year ended December 31, 1992.

 10.1 Form of Exchange Agreement between the Company and TDS, is hereby incorporated by reference to Exhibit 10.1 to the Company's Amendment
          No. 1 to Form S-1 (Registration No. 333-1514).

 10.2     Revolving Credit Agreement dated as of August 1, 1995, between the
          Company and TDS, is hereby incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 1 to Form S-1 (Registration No.
          333-1514).

 10.3 Amendment dated August 29, 1997, to Revolving Credit Agreement between the Company and TDS.

 10.4 Form of Tax Allocation Agreement between the Company and TDS, is hereby incorporated by reference to Exhibit 10.4 to the Company's
          Amendment No. 1 to Form S-1 (Registration No. 333-1514).

 10.5 Form of Cash Management Agreement between the Company and TDS, is hereby incorporated by reference to Exhibit 10.5 to the Company's
          Amendment No. 1 to Form S-1 (Registration No. 333-1514).

 10.6 Form of Intercompany Agreement between the Company and TDS, is hereby incorporated by reference to Exhibit 10.6 to the Company's Amendment
          No. 1 to Form S-1 (Registration No. 333-1514).

 10.7 Form of Registration Rights Agreement between the Company and TDS, is hereby incorporated by reference to Exhibit 10.7 to the Company's
          Amendment No. 1 to Form S-1 (Registration No. 333-1514).

 10.8 Form of Insurance Cost Sharing Agreement between the Company and TDS, is hereby incorporated by reference to Exhibit 10.8 to the Company's
          Amendment No. 1 to Form S-1 (Registration No. 333-1514).

 10.9 Form of Employee Benefit Plans Agreement between the Company and TDS, is hereby incorporated by reference to Exhibit 10.9 to the Company's
          Amendment No. 1 to Form S-1 (Registration No. 333-1514).

EXHIBIT
  NO.                                  DESCRIPTION
--------  ----------------------------------------------------------------------
 10.10*   Software License Agreement dated as of December 15, 1995, between the
          Company and Aethos Communications, Inc., is incorporated by reference to Exhibit 10.11 to the Company's Amendment No. 1 to Form S-1
          (Registration No. 333-1514).

 10.11*   Project Management and Construction Agreement dated as of January 15,
          1996, between the Company and Fluor Daniel, Inc., is hereby incorporated by reference to Exhibit 10.12 to the Company's Amendment
          No. 1 to Form S-1 (Registration No. 333-1514).

 10.12* PCS Infrastructure Supply Contract dated as of March 1, 1996, between the Company and Nokia Telecommunications Inc., is hereby incorporated by reference to Exhibit 10.13 to the Company's Amendment No. 1 to Form
          S-1 (Registration No. 333-1514).

 10.13*   Credit Agreement dated as of June 19, 1996, and rider thereto dated
          October 30, 1996, between the Company and Nokia Telecommunications
          Inc., is hereby incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated June 19, 1996.

 10.14 Aerial Communications, Inc. 1996 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 10.15    Description of Terms of Signing Letter with Donald W. Warkentin dated
          June 7, 1995, is hereby incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December
          31, 1996.

 10.16    Aerial Communications, Inc. Compensation Plan for Non-Employee
          Directors is hereby incorporated by reference to Exhibit 99.1 to the Company's Form S-8 dated May 2, 1997.

 10.17 Description of Supplemental Benefit Agreement with Donald W. Warkentin dated August 2, 1996.

 11       Computation of earnings per common share

 13       Incorporated portions of the 1997 Annual Report to Shareholders

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