Form 10-Q
period 1998-03-31
AERIAL COMMUNICATIONS INC
filed 1998-05-14
CIK 1008614

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

For the quarterly period ended           March 31, 1998
                               -------------------------------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________


                         Commission File Number 0-28262

--------------------------------------------------------------------------------
                           AERIAL COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                   39-1706857
 -----------------------------             ------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

            8410 West Bryn Mawr, Suite 1100, Chicago, Illinois   60631
         ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                    Yes X  No
                                       ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                           Outstanding at April 30, 1998
           -----------------------               ------------------------------
         Common Shares, $1 par value                   31,727,146 Shares
     Series A Common Shares, $1 par value              40,000,000 Shares

--------------------------------------------------------------------------------

                           AERIAL COMMUNICATIONS, INC.
                           ---------------------------

                         1ST QUARTER REPORT ON FORM 10Q
                         ------------------------------

                                      INDEX
                                      -----

                                                                      Page No.
                                                                      --------

Part I.           Financial Information

                  Management's Discussion and Analysis of
                     Results of Operations and Financial Condition     2-6

                  Consolidated Statements of Operations -
                     Three Months Ended March 31, 1998 and 1997          7

                  Consolidated Statements of Cash Flows -
                     Three Months Ended March 31, 1998 and 1997          8

                  Consolidated Balance Sheets -
                     March 31, 1998 and December 31, 1997                9

                  Notes to Consolidated Financial Statements         10-11


Part II.          Other Information                                     12

Signatures                                                              13

                         PART 1. FINANCIAL INFORMATION
                         -----------------------------

                          AERIAL COMMUNICATIONS, INC.
                          ---------------------------

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         -------------------------------------------------------------

                            AND FINANCIAL CONDITION
                            -----------------------

RESULTS OF OPERATIONS
---------------------

Aerial Communications, Inc. ("Aerial" or the "Company" - NASDAQ symbol: AERL), an 82.4%- owned subsidiary of Telephone and Data Systems, Inc. ("TDS"), was formed to acquire Personal Communications Services ("PCS") licenses from the Federal Communications Commission ("FCC"), construct PCS networks in its Major Trading Areas ("MTAs") and offer wireless PCS communications services in these areas.

Since its acquisition of PCS licenses in the FCC broadband Block A and Block B PCS auction, which concluded in March of 1995, the Company devoted its efforts to recruiting an experienced management team, developing and executing a business plan, raising capital and designing and constructing a PCS network in each of its MTAs (Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus). The Columbus MTA launched service on March 27, 1997. The Company's five remaining MTAs launched service during the second quarter of 1997.

With the launch of service in its MTAs during the second quarter of 1997, the Company transitioned from the development stage to being an operating enterprise. As a result of this transition, the Company has experienced an increase in revenues and operating expenses and incurred substantial losses. The Company had no revenues and substantially less expenses in the first quarter of 1997.

The Company's focus in 1998 has been the completion of its PCS networks and the development of its PCS business. The Company currently has over 1,100 cell sites in service across all its markets and, although the Company will continue to refine its network, the build-out is substantially complete. The Company's average revenue per customer ("ARPU") was $57 for the first quarter of 1998 as compared to over $70 during the third and fourth quarters of 1997. The decline in ARPU is primarily attributable to a number of subscribers being deactivated as part of the Company's continuing management of its credit challenged customers. The addition of new customers on prepayment plans and fourth quarter promotions which targeted lower revenue users also contributed to the decline in ARPU. It is expected that ARPU will continue to decline somewhat before stabilizing. Despite churn, including Company- initiated deactivations, the Company added (net) 40,000 customers in the first quarter of 1998 and now has over 165,000 customers.

Three Months Ended 3/31/98 Compared to Three Months Ended 3/31/97

Operating Revenues
------------------

Operating revenues totaled $30.7 million for the three months ended March 31, 1998.

Service revenue primarily consists of charges for access, airtime and value-added services provided to the Company's customers who use the network operated by the Company and charges for long-distance calls made on the Company's systems. Service revenue totaled $24.1 million in the first quarter of 1998.

Equipment sales revenue totaled $6.6 million in the first quarter of 1998. Equipment sales revenue represents the sale of handsets and related accessories to retailers, independent agents, and end user customers. The Company establishes prices on handsets to stimulate growth in the number of customers, to maintain its market position and to meet competitive prices.

Operating Expenses
------------------

Operating expenses totaled $100.1 million in the first quarter of 1998, an increase of $78.5 million as compared to the first quarter of 1997. The increase in operating expenses reflects the Company's operational status in the first quarter of 1998 as compared to the Company being a development stage enterprise in the first quarter of 1997.

System operations expense totaled $15.0 million in the first quarter of 1998. Significant costs include cell site rent expense, landline interconnection and toll charges and the salaries and benefits of engineering and maintenance employees working on the Company's GSM network.

Marketing and selling expense totaled $17.4 million in the first quarter of 1998. Marketing and selling expenses primarily consist of the cost of print, television and radio advertising, salaries and benefits for sales and marketing personnel, sales commissions and the costs of consulting/temporary services. In 1997, Marketing and selling expenses were included in Development costs.

Customer service expense totaled $10.9 million in the first quarter of 1998, reflecting customer service activity at the Company's National Operations Center. Significant customer service costs include the salaries and benefits of customer service employees, bad debt expense, consulting/temporary service expenses and telephone expenses.

Cost of equipment sold totaled $22.8 million in the first quarter of 1998. Cost of equipment sold consists primarily of the cost of handsets and related accessories sold to independent retailers and agents or sold directly through Company operated stores.

General and administrative expense totaled $14.2 million in the first quarter of 1998, a decrease of $2.3 million as compared to the first quarter of 1997. The decrease is attributable to the Company being a development stage company in the first quarter of 1997 and classifying all expenses as either General and administrative or Development costs. In 1998, the Company's expenses are classified to reflect the Company's operational status.

Development costs totaled $5.1 million in the first quarter of 1997 and primarily represent pre- launch marketing, consulting and legal costs.

Operating (Loss)
----------------

Operating (Loss) totaled $69.3 million for the first quarter of 1998, an increase of $47.7 million as compared to the first quarter of 1997. The Company expects to continue to have operating losses and to generate negative cash flow as it continues to build its customer base.

Other
-----

Investment losses totaled $0.5 million in the first quarter of 1997 and represent the Company's 49% share of the first quarter losses of the Wireless Alliance, LLC, a joint venture associated with the Company's Minneapolis MTA and designed to extend the PCS footprint to areas that were not in the Company's initial build-out. Because the Company's share of the cumulative losses has exceeded its investment in the Wireless Alliance, LLC, the Company did not recognize any losses during the first quarter of 1998.

Interest income-other totaled $0.4 million in the first quarter of 1998, a decrease of $0.7 million as compared to the first quarter of 1997. Interest income-other is primarily from interest income earned on the balance in Prepaid network infrastructure costs. Prepaid network infrastructure costs relates to proceeds from the Company's sale of Series B Zero Coupon Notes in excess of borrowings under the Nokia Credit Agreement. The average balance in Prepaid network infrastructure costs was less in the first quarter of 1998 as compared to the first quarter of 1997.

Other income totaled $0.7 million in the first quarter of 1998 and relates to rental income from other wireless communications providers who rent antennae space on towers owned and operated by the Company.

Interest expense-affiliate totaled $13.7 million in the first quarter of 1998, an increase of $13.1 million as compared to the first quarter of 1997. Interest expense-affiliate represents interest on amounts borrowed under the Revolving Credit Agreement with TDS and the TDS 3% guarantee fees associated with borrowings under the Nokia Credit Agreement and the Series A and Series B Zero Coupon Notes, less capitalized interest. The average balance of borrowings under the Revolving Credit Agreement was greater for the first quarter of 1998 as compared to the first quarter of 1997, resulting in greater interest expense in 1998. Additionally, the Company capitalized $0.7 million less in interest in the first quarter of 1998 as compared to the first quarter 1997.

Interest expense-other totaled $4.1 million in the first quarter of 1998, an increase of $3.7 million as compared to the first quarter of 1997. Interest expense-other relates to interest expense accreted on the Series A Zero Coupon Notes issued in November 1996, the Series B Zero Coupon Notes issued in February 1998 and interim financing under the Nokia Credit Agreement, less capitalized interest. The increase is primarily due to the average balance of Long-term debt outstanding during the first quarter of 1998 being greater than the average balance outstanding in the first quarter of 1997. Additionally, the Company capitalized $1.5 million less in interest in the first quarter of 1998 as compared to the first quarter of 1997.

The Company is included in a consolidated federal tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes its federal income taxes as if it were filing a separate return as its own affiliated group and was not included in the TDS group. TDS and the Company are parties to a Tax Allocation Agreement under which the Company is able to carry forward any losses and credits and use them to offset any future income tax liabilities to TDS.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The costs of development, construction, start-up and post-launch activities of the Company require substantial capital. From inception through March 31, 1998, the Company had expended $304.4 million for its licenses, including capitalized interest, $669.8 million for all other capital expenditures and incurred cumulative net losses of $379.9 million. The Company expects to continue to incur operating losses and generate negative cash flow from operating activities during the next several years as it continues to build its customer base.

Cash flows used by operating activities were $62.6 million during the first quarter of 1998 as compared to $26.2 million in 1997. Operating cash outflow
(operating loss before depreciation and amortization expense) totaled $49.6 million in the first quarter of 1998 compared to $20.5 million in the first quarter of 1997. Cash flows used by other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) required cash investments of $13.0 million in the first quarter of 1998 as compared to $5.7 million in the first quarter of 1997.

Cash flows from financing activities totaled $87.8 million in the first quarter of 1998 as compared to $82.8 million in the first quarter of 1997. Cash provided in 1998 was due primarily to $87.3 million in borrowings under the Revolving Credit Agreement. In 1997, borrowings under the Revolving Credit Agreement provided $82.6 million.

Cash flows used in investing activities totaled $29.1 million in the first quarter of 1998 as compared to $84.7 million in the first quarter of 1997. Cash used in 1998 and 1997 was due primarily to additions to property and equipment for PCS network and information system assets.

The Company anticipates that the continuing development of its PCS services will require substantial capital over the next several years. For 1998 the Company estimates that the aggregate funds required for construction expenditures will total approximately $75 million. The Company estimates requiring $245 million for working capital requirements to fund operations for all of 1998.

In March 1996, the Company selected Nokia Telecommunications, Inc. ("Nokia") as its sole supplier of digital radio channel and switching infrastructure equipment during the initial build-out of its PCS networks. Nokia agreed to provide up to $200 million in financing for the equipment through a Credit Agreement with the Company dated June 19, 1996 ("Credit Agreement"). In accordance with the provisions of the Credit Agreement, the Company issued, in tranches, 10-year unsecured zero coupon promissory notes, the proceeds of which were paid to Nokia in satisfaction of borrowings by the Company under the Credit Agreement.

Pursuant to the Credit Agreement, on November 4, 1996, the Company issued $226.2 million in aggregate principal amount at maturity of Series A Zero Coupon Notes ("Series A Notes") due in 2006. The issue price of the Series A Notes was $100 million and there is no periodic payment of interest. The per annum yield to maturity on the Series A Notes is 8.34% (computed on a semi-annual bond equivalent basis). The proceeds of the sale of the Series A Notes were paid to Nokia in satisfaction of all then outstanding obligations and future obligations of the Company up to $100 million under the Credit Agreement.

Pursuant to the Credit Agreement, on February 5, 1998, the Company issued $220.0 million in aggregate principal amount at maturity of Series B Zero Coupon Notes ("Series B Notes") due in 2008 (representing the final issuance of zero coupon notes under the Credit Agreement). The issue price of the Series B Notes was $100 million and there is no periodic payment of interest. The per annum yield to maturity on the Series B Notes is 8.05% (computed on a semi-annual bond equivalent basis). The proceeds of the sale of the Series B Notes were paid to Nokia in satisfaction of all then outstanding obligations and future obligations of the Company (to the extent not satisfied from the proceeds of the sale of the Series A Notes) up to $100 million under the Credit Agreement.

At March 31, 1998, the Company had approximately $14.5 million available for borrowing under its $550 million Revolving Credit Agreement with TDS. Subsequent to March 31, 1998, the Company secured from TDS a $200 million total increase in the amount it may borrow under the

Revolving Credit Agreement to $750 million, subject to the approval of the TDS Board of Directors. The Revolving Credit Agreement authorizes increases on a scheduled basis to $605 million immediately, rising to $750 million on and after October 31, 1998. The Revolving Credit Agreement also provides that the amount of any proceeds raised by the Company in connection with the sale of equity to any third party, and the amount of any proceeds from the issuance by the Company of any debt to any third party, will be used to pre-pay the borrowings
under   the  Revolving   Credit  Agreement  as  well  as  reduce  the   total
amount the Company may borrow under the Revolving Credit Agreement. In addition to the Revolving Credit Agreement with TDS, other sources of capital may include additional vendor financing as well as an investment by a minority equity investor. If sufficient additional future funding is not made available to the Company on terms and prices acceptable to the Company, the Company would have to reduce its operating activities, which could have a material adverse impact on the Company's financial condition and results of future operations.

RECENT DEVELOPMENTS
-------------------

As disclosed in the Company's 1997 Annual Report on Form 10-K, on December 17, 1997, the Company received a proposal from TDS to acquire all of the issued and outstanding Common Shares of Aerial not already owned by TDS (the "Aerial Merger"), in exchange for shares of TDS tracking stock which are intended to reflect the performance of the Company.

In January 1998, the Company's Board of Directors created a special committee of the Board (the "Special Committee") to review the proposal from TDS. The Special Committee, consisting of two independent directors of Aerial, engaged a financial advisor and legal advisor to assist in reviewing the proposal. On April 15, 1998, the Company announced that the Special Committee had decided to recommend that Aerial's Board of Directors reject the initial proposal from TDS. The Special Committee advised TDS that it would be prepared to consider a revised proposal. TDS has indicated that it intends to make a revised proposal to the Special Committee and to continue to seek an agreement to acquire the Aerial Common Shares that it does not own on mutually acceptable terms. However, there can be no assurance that an agreement will be reached with respect to the Aerial Merger.

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

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  --------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                    Unaudited
                                    ---------

                                                       Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                        1998           1997
                                                    -----------    -----------
                                                        (Dollars in thousands,
                                                      except per share amounts)
OPERATING REVENUES
     Service                                        $    24,083    $        --
     Equipment sales                                      6,663             --
                                                    -----------    -----------
     Total Operating Revenues                            30,746             --
                                                    -----------    -----------
OPERATING EXPENSES
     System operations                                   15,016             --
     Marketing and selling                               17,432             --
     Customer service                                    10,899             --
     Cost of equipment sold                              22,820             --
     General and administrative                          14,196         16,527
     Depreciation                                        17,807             --
     Amortization of intangibles                          1,889             --
     Development costs                                       --          5,087
                                                    -----------    -----------
     Total Operating Expenses                           100,059         21,614
                                                    -----------    -----------

OPERATING (LOSS)                                        (69,313)       (21,614)
                                                    -----------    -----------
INVESTMENT AND OTHER INCOME
     Investment (losses)                                     --           (469)
     Interest income-affiliate                               --             95
     Interest income-other                                  360          1,122
     Other income                                           672             --
                                                    -----------    -----------
     Total Investment and Other Income                    1,032            748
                                                    -----------    -----------
(LOSS) BEFORE INTEREST
     AND INCOME TAXES                                   (68,281)       (20,866)
                                                    -----------    -----------
INTEREST EXPENSE
     Interest expense-affiliate                          13,673            634
     Interest expense-other                               4,107            402
                                                    -----------    -----------
     Total Interest Expense                              17,780          1,036
                                                    -----------    -----------
(LOSS) BEFORE INCOME TAXES                              (86,061)       (21,902)
     Income tax expense                                     860            438
                                                    -----------    -----------
NET (LOSS)                                          $   (86,921)   $   (22,340)
                                                    ===========    ===========

WEIGHTED AVERAGE COMMON AND
   SERIES A COMMON SHARES (000s)                         71,636         71,384
(LOSS) PER COMMON AND SERIES A
   COMMON SHARE                                     $     (1.21)   $     (0.31)
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

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  --------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      ------------------------------------

                                   Unaudited
                                   ---------
                                                            Three Months Ended
                                                                March 31,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (Loss)                                        $  (86,921)   $  (22,340)
     Add (Deduct) adjustments to reconcile net (loss)
       to net cash (used) by operating activities:
     Depreciation and amortization                         19,696         1,136
     Noncash interest expense-Series A Notes                2,205         1,990
     Noncash interest expense-Series B Notes                1,240            --
     Loss on sale of property and equipment                    90            --
     Investment losses                                         --           469
     Change in accounts receivable-customer                (3,504)           --
     Change in inventory                                   13,035        (4,042)
     Change in accounts payable-affiliate                    (130)          338
     Change in accrued interest-affiliate                   2,355           757
     Change in accounts payable-trade                      (9,591)       (6,406)
     Change in deferred tax liability-net                     860           438
     Change in other assets and liabilities                (1,948)        1,450
                                                       ----------    ----------
                                                          (62,613)      (26,210)
                                                       ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Change in Revolving Credit Agreement-TDS              87,266        82,567
     Issuance of common stock                                 529           233
                                                       ----------    ----------
                                                           87,795        82,800
                                                       ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                  (29,685)      (84,607)
     Proceeds from sale of property and equipment             145            --
     Change in temporary cash and other investments           476          (138)
                                                       ----------    ----------
                                                          (29,064)      (84,745)
                                                       ----------    ----------
NET(DECREASE) IN CASH AND
     CASH EQUIVALENTS                                      (3,882)      (28,155)
CASH AND CASH EQUIVALENTS-
     Beginning of period                                    5,012        35,284
                                                       ----------    ----------
     End of period                                     $    1,130    $    7,129
                                                       ==========    ==========



       The accompanying notes to consolidated financial statements are an integral part of these statements.


                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  --------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                    (Unaudited)     December 31,
                                                   March 31, 1998      1997
                                                   --------------   ------------
                                                      (Dollars in thousands)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                      $     1,130     $     5,012
     Temporary cash investments                             254             197
     Accounts receivable
         Customers, less allowance of
          $11,090 and $7,252, respectively               27,534          24,030
         Roaming                                            195              --
         Affiliates                                         192              22
         Other                                            1,288             185
     Inventory                                           12,914          25,949
     Other                                                3,955           2,614
                                                    -----------     -----------
                                                         47,462          58,009
                                                    -----------     -----------
PROPERTY and EQUIPMENT
     Property and equipment-net of accumulated
        depreciation of $55,796 and $38,018,
         respectively                                   596,813         584,723
     Work in process                                     16,725          19,381
     Prepaid network infrastructure costs                 5,399              --
                                                    -----------     -----------
                                                        618,937         604,104
                                                    -----------     -----------
INVESTMENTS
     Investment in PCS licenses-net of accumulated
       amortization of $6,377 and $4,489,
        respectively                                    295,155         297,043
     Other                                                  765           1,298
                                                    -----------     -----------
                                                        295,920         298,341
                                                    -----------     -----------
DEFERRED COSTS                                              567             194
                                                    -----------     -----------
TOTAL ASSETS                                        $   962,886     $   960,648
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable
         Affiliates                                 $       643     $       773
         Trade                                           65,957          92,020
     Accrued interest-affiliate                           6,020           3,665
     Microwave relocation costs payable                   7,254           7,354
     Other                                                7,006           5,957
                                                    -----------     -----------
                                                         86,880         109,769
                                                    -----------     -----------
REVOLVING CREDIT AGREEMENT-TDS                          535,500         448,234
                                                    -----------     -----------
LONG-TERM DEBT                                          219,832         196,439
                                                    -----------     -----------
DEFERRED TAX LIABILITY-NET                               14,639          13,779
                                                    -----------     -----------
COMMON SHAREHOLDERS' EQUITY
     Common Shares, par value $1 per share               31,687          31,611
     Series A Common Shares, par value $1 per share      40,000          40,000
     Additional paid-in capital                         414,199         413,746
     Retained deficit                                  (379,851)       (292,930)
                                                    -----------     -----------
                                                        106,035         192,427
                                                    -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $   962,886     $   960,648
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

         The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1998, and December 31, 1997, the results of operations for the three months ended March 31, 1998 and 1997, and the cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2. Net (Loss) per Common and Series A Common Share for the three months ended March 31, 1998 and 1997, was computed based on the weighted average number of Common and Series A Common Shares outstanding during the period.

3. The Company adopted in 1998 Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive Income (Loss) equals Net (Loss) for the quarters ended March 31, 1998 and 1997.

4. Supplemental Cash Flow Information. Additions to Property and equipment of $14.6 million and additions to Prepaid network infrastructure costs of $5.4 million were financed through a $20.0 million increase in Long-term debt.

         During the first quarter of 1998, the Company incurred interest charges totaling $17.9 million. The interest charges were comprised of $12.3 million related to the Revolving Credit Agreement, $1.4 million for TDS guarantee fees on the Series A and Series B Zero Coupon Notes and obligations under the Nokia Credit Agreement, $0.4 million paid to Nokia for interest charges relating to the Credit Agreement, $3.4 million in accreted interest on the Series A and Series B Zero Coupon Notes and $0.4 million in other interest charges. Of these amounts, the Company capitalized $0.1 million relating to its work in process expenditures. The remaining $17.8 million was charged to expense.

         During the first quarter of 1997 the Company incurred interest charges of $3.3 million. The interest charges were comprised of $0.6 million relating to the Revolving Credit Agreement, $0.7 million for TDS guarantee fees on the Series A Zero Coupon Notes and obligations under the Nokia Credit Agreement, and $2.0 million in accreted interest on the Series A Zero Coupon Notes. Of these amounts, the Company capitalized $2.3 million relating to its work in process expenditures. The remaining $1.0 million was charged to expense.

5. Development Stage Company. Effective with the second quarter of 1997, the Company ceased to be a development stage company and presents its 1998 results of operations, cash flows and financial position in a manner similar to other operating enterprises within the industry.

6. Revolving Credit Agreement. The Company entered into a Revolving Credit Agreement with TDS on August 1, 1995, under which all of the outstanding obligations of the Company to TDS are incorporated. Subsequent to March 31, 1998, the Company secured from TDS a $200 million total increase in the amount it may borrow under the Revolving Credit Agreement to $750 million, subject to the approval of the TDS Board of Directors. The Revolving Credit Agreement authorizes increases on a scheduled basis to $605 million immediately, rising to $750 million on and after October 31, 1998. The Revolving Credit Agreement also provides that the amount of any proceeds raised by the Company in connection with the sale of equity to any third party, and the amount of any proceeds from the issuance by the Company of any debt to any third party, will be used to pre-pay the borrowings under the Revolving Credit Agreement as well as reduce the total amount the Company may borrow under the Revolving Credit Agreement. The total amount advanced to the Company under the Revolving Credit Agreement as of March 31, 1998 was $535.5 million.

7. Commitments. At March 31, 1998, the Company had orders totaling approximately $10.1 million with Nokia Telecommunications, Inc. for network infrastructure equipment. Also, at March 31, 1998, the Company had orders totaling approximately $3.1 million with various handset vendors for handsets and accessories.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.          Exhibits and Reports on Form 8-K.

     (a) Exhibits

         Exhibit 11 - Computation of earnings per common share.

         Exhibit 27 - Financial Data Schedule.

     (b) Reports on Form 8-K filed during the quarter ended March 31, 1998.

         No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AERIAL COMMUNICATIONS, INC.
                                       ---------------------------
                                               (Registrant)



Date   May 13, 1998                    /s/ Donald W. Warkentin
    -----------------                  -----------------------------
                                       Donald W. Warkentin
                                       President
                                       (Chief Executive Officer)


Date   May 13, 1998                    /s/ J. Clarke Smith
    -----------------                  -----------------------------
                                       J. Clarke Smith
                                       Vice President-Finance and Administration
                                       (Chief Financial Officer)


Date   May 13, 1998                    /s/ B. Scott Dailey
    -----------------                  -----------------------------
                                       B. Scott Dailey
                                       Controller
                                       (Principal Accounting Officer)