Form 10-Q
period 1998-06-30
AERIAL COMMUNICATIONS INC
filed 1998-08-10
CIK 1008614

--------------------------------------------------------------------------------

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

For the quarterly period ended         June 30, 1998
                               ---------------------------------
                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

                         Commission File Number 0-28262

--------------------------------------------------------------------------------

                           AERIAL COMMUNICATIONS, INC.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                        39-1706857
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


            8410 West Bryn Mawr, Suite 1100, Chicago, Illinois 60631
        ------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                             Yes   X    No
                                 -----     -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at July 31, 1998
   ---------------------------                  ----------------------------
   Common Shares, $1 par value                     31,733,362 Shares
Series A Common Shares, $1 par value               40,000,000 Shares

--------------------------------------------------------------------------------

                           AERIAL COMMUNICATIONS, INC.
                           ---------------------------

                         2nd QUARTER REPORT ON FORM 10Q
                         ------------------------------

                                      INDEX
                                      -----

                                                                       Page No.
                                                                       --------

Part I.           Financial Information

                  Management's Discussion and Analysis of
                     Results of Operations and Financial Condition        2-9

                  Consolidated Statements of Operations -
                     Three Months and Six Months Ended June 30,
                     1998 and 1997                                         10

                  Consolidated Statements of Cash Flows -
                     Six Months Ended June 30, 1998 and 1997               11

                  Consolidated Balance Sheets -
                     June 30, 1998 and December 31, 1997                   12

                  Notes to Consolidated Financial Statements            13-15


Part II.          Other Information                                     16-17

Signatures                                                                 18

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

With the launch of service in its MTAs during the second quarter of 1997, the Company transitioned from the development stage to being an operating enterprise. As a result of this transition, the Company has experienced an increase in revenues and operating expenses and incurred substantial losses. The Company had substantially less revenues and expenses in the first half of 1997. In addition, significant efforts to build-out the Company's network infrastructure continued throughout the second half of 1997.

The Company's focus in 1998 has been the completion of its PCS networks and the development of its PCS business. Following is a table of summarized operating data for the Company's consolidated operations.

                                                 Six Months Ended or At June 30,
                                                 -------------------------------
                                                         1998          1997
                                                         ----          ----
Total MTA population (in millions)                       27.6          27.6
Customers                                             204,000        28,000
Average revenue per customer (year to date)               $53           N/M
Average revenue per customer (quarter to date)            $51           N/M
MTA penetration                                         0.74%         0.10%
MTAs in operation                                           6             6
Cell sites in service                                   1,133           600
Total number of employees                               1,451         1,090

       N/M - not meaningful

Six Months Ended 6/30/98 Compared to Six Months Ended 6/30/97

Operating Revenues
------------------

Operating revenues totaled $67.4 million in 1998, an increase of $60.3 million as compared to 1997. The increase in operating revenues is reflective of the Company's launch of service between March and June of 1997 and the subsequent significant efforts to build its customer base.

Service revenue primarily consists of i) charges for access, air time and value-added services provided to the Company's customers who use the network operated by the Company (local service revenue); ii) charges to customers of other wireless carriers who use the Company's PCS network when roaming (outcollect roaming revenue); and iii) charges for long-distance calls made on the Company's systems (long distance revenue). Service revenue totaled $52.9 million in 1998, an increase of $51.8 million as compared to 1997. The increase was driven by increases in local and long distance revenue as a result of the growth in the number of customers using the Company's PCS network during 1998 as compared to 1997. As of June 30, 1998, the Company had 204,000 customers and had been providing service in all of its markets throughout the entire first half of 1998. As of June 30, 1997, the Company had 28,000 customers, after launching service in all markets between late March and late June of 1997.

The Company's average revenue per customer ("ARPU") was $53 and $51 for the six months and three months ended June 30, 1998, respectively. It is expected that ARPU will continue to decline somewhat before stabilizing as the Company continues to add more moderate wireless users.

Equipment sales revenue represents the sale of handsets and related accessories to retailers, independent agents, and end user customers. Equipment sales totaled $14.5 million in 1998, an increase of $8.5 million as compared to 1997. The increase in Equipment sales revenue reflects the sale of 147,000 handsets in 1998 as compared to 47,000 in 1997. The increased sales volume was partially offset by a decline in handset prices.

Operating Expenses
------------------

Operating expenses totaled $204.2 million in 1998, an increase of $123.8 million as compared to 1997. The increase in operating expenses is reflective of the Company's launch of service between March and June of 1997 and the subsequent significant efforts to build its customer base.

System operations expense totaled $32.6 million in 1998, an increase of $27.7 million as compared to 1997. The increase in system operations expense is due to the increasing size of the Company's network and its fully operational status during the first half of 1998 as compared to the first half of 1997. As of June 30, 1998, the Company's PCS network had 1,133 cell sites in service and had been operational in all of the Company's markets throughout the entire first half of 1998. As of June 30, 1997, the network had approximately 600 cell sites and had become operational across all markets between late March and late June of 1997.

Customer usage expense increased $10.3 million in 1998 due primarily to increased landline interconnection and toll charges, reflecting an increasing customer base and increased use of the Company's network by its customers. Significant system operations expenses include cell site rent expense and system maintenance expense which increased $4.8 million and $3.2 million, respectively, in 1998 as compared to 1997. Salaries and other employee related expenses increased $6.2 million, primarily reflecting an increase in engineering and maintenance personnel since June 30, 1997, as well as a decrease in internal labor costs capitalized. Other systems operations expenses increased $3.2 million and include charges such as cell site utility expense, vehicle and other maintenance expense and roamer fraud expense.

Marketing and selling expense totaled $35.4 million in 1998, an increase of $19.5 million as compared to 1997. Significant Marketing and selling expenses include the salaries, benefits and other employee related expenses for sales and marketing personnel, which increased $8.1 million in 1998, primarily reflecting an increase in sales and marketing personnel since June 30, 1997. Sales commissions increased $3.4 million in 1998, reflecting the Company's growing customer base. Retail store rental costs increased $2.3 million in 1998 primarily due to the Company's increasing number of store and kiosk locations across its markets. Other Marketing and selling expense items increased $5.7 million in aggregate, primarily driven by increases in consulting, temporary service, advertising and other sales expenses.

Customer service expense totaled $23.6 million in 1998, an increase of $21.3 million as compared to 1997. The increase was driven by rapid customer growth, and the efforts to manage that growth with personnel and new and evolving information systems. The higher than anticipated level of customer service expense reflects primarily the effects of higher than planned customer churn and related bad debt costs as well as additional consulting and temporary service expenses directed at reducing both customer churn and bad debts.

Cost of equipment sold totaled $43.4 million in 1998, an increase of $28.4 million as compared to 1997. The increase primarily reflects the growth in handset unit sales to support the rise in customer activations.

General and administrative expense totaled $28.2 million in 1998, a decrease of $2.4 million as compared to 1997. General and administrative expenses include the costs of operating the Company's local business offices and its corporate expenses other than the corporate engineering and marketing departments. The decrease is attributable to the Company being a development stage company in the first quarter of 1997 and classifying all operating expenses as either General and administrative or Development costs. Effective in the second quarter of 1997, the Company prospectively began classifying expenses to reflect its operational status.

Depreciation expense was $37.2 million in 1998, an increase of $32.0 million as compared to 1997. The increase is due to rising fixed asset balances as a result of the Company's network buildout. As of June 30, 1998, the Company had $667.6 million of property and equipment in service which had largely been operational throughout the entire first half of 1998. As of June 30, 1997, the Company had $453.9 million of property and equipment in service, the PCS network portion of which had been in operation for less than half of the period.

Amortization expense was $3.8 million in 1998, an increase of $3.1 million as compared to 1997. Upon the commencement of service in a particular market, the Company began amortizing that market's related PCS license. Aerial launched service across all its markets between late March and late June of 1997. As a result, year to date consolidated amortization expense in 1997 reflects less than a full quarter's expense. In 1998, all markets were operational the entire first half of the year resulting in greater amortization expense.

Development costs totaled $5.8 million in 1997 and primarily represent pre-launch marketing, consulting and legal costs. Effective in the second quarter of 1997, the Company was no longer a development stage entity and prospectively began classifying expenses to reflect its operational status.

Operating (Loss)
----------------

Operating (Loss) totaled $(136.8) million in 1998, an increase of $63.5 million as compared to 1997. Although service revenues are expected to continue to grow during the remainder of 1998 as the Company builds its customer base, the Company expects to continue to have operating losses and to generate negative cash flow in 1998 and for the next few years as it incurs costs associated with that growth.

Interest and Income Taxes
-------------------------

Interest expense-affiliate totaled $29.8 million in 1998, an increase of $26.9 million as compared to 1997. Interest expense-affiliate represents interest on amounts borrowed under the Revolving Credit Agreement with TDS and the 3% guarantee fees associated with the Series A and Series B Zero Coupon Notes, less capitalized interest. The average balance of borrowings under the Revolving Credit Agreement was greater in 1998 as compared to 1997, resulting in greater interest expense. Additionally, the Company capitalized $2.6 million less in interest in 1998 as compared to 1997.

Interest expense-other totaled $8.4 million in 1998, an increase of $7.3 million as compared to 1997. Interest expense-other relates to interest expense accreted on the Series A Zero Coupon Notes issued in November 1996 and the Series B Zero Coupon Notes issued in February 1998 as well as interest expense associated with interim financing under the Nokia 1996 Credit Agreement, less capitalized interest. The increase is primarily due to the average balance of Long-term debt outstanding during 1998 being greater than the average balance outstanding during 1997. Additionally, the Company capitalized $2.9 million less in interest in 1998 as compared to 1997.

Income taxes -The Company is included in a consolidated federal tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes its federal income taxes as if it were filing a separate return as its own affiliated group and was not included in the TDS group. TDS and the Company are parties to a Tax Allocation Agreement under which the Company is able to carry forward any losses and credits and use them to offset any future income tax liabilities to TDS.

Net (Loss) and (Loss) Per Common and Series A Common Share
----------------------------------------------------------

Net (Loss)  totaled  $(176.4)  million in 1998 and $(77.8)  million in 1997. Net
(Loss) per Common and Series A Common Share was $(2.46) in 1998 and $(1.09) in 1997. The increase in the Company's Net Loss and Net Loss per Common and Series A Common Share in 1998 reflects the Company's fully operational status during the entire first half of 1998 as compared to the Company's start-up status through the first quarter of 1997.


Three Months Ended 6/30/98 Compared to Three Months Ended 6/30/97

Operating Revenues
------------------

Operating revenues totaled $36.7 million in 1998, an increase of $29.5 million as compared to 1997. Service revenues totaled $28.9 million and equipment sales totaled $7.8 million in 1998, increases of $27.6 million and $1.9 million, respectively, as compared to the second quarter of 1997. The increase in operating revenues reflects the Company's fully operational status during the entire second quarter of 1998 as compared to the Company launching service across all its markets between late March and late June of 1997.

Operating Expenses
------------------

Operating expenses were $104.2 million in 1998, an increase of $45.4 million as compared to 1997. With the exception of Marketing and selling expense, the increase is for reasons generally the same as the first half of 1998.

Marketing and selling expense was $18.0 million in 1998, an increase of $2.0 million as compared to the second quarter of 1997. Salaries, benefits and other employee related expenses increased $2.9 million, rent expense increased $1.2 million, sales commissions increased $1.1 million and other sales expenses increased $2.0 million in 1998. These increases were partially offset by a decrease in advertising expense of $5.2 million in 1998. The decrease is due to the significant amount of advertising expense the Company incurred as part of its aggressive marketing campaign in the second quarter of 1997 that accompanied the launch of service.

Net (Loss) and (Loss) Per Common and Series A Common Share
----------------------------------------------------------

Net (Loss)  totaled  $(89.5)  million in 1998 and $(55.5)  million in 1997.  Net
(Loss) per Common and Series A Common Share was $(1.25) in 1998 and $(0.78) in 1997. The increase in the Company's Net Loss and Net Loss per share in 1998 reflects the Company's fully operational status in during the entire second quarter of 1998. In 1997, the Company launched service in all its markets between late March and late June.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The costs of development, construction, start-up and post-launch activities of the Company require substantial capital. From inception through June 30, 1998, the Company had expended $304.4 million for its licenses, including capitalized interest, $691.4 million for all other capital expenditures and incurred cumulative net losses of $469.3 million. The Company expects to continue to incur operating losses and generate negative cash flow from operating activities during the next few years as it continues to build its customer base.

Cash flows used by operating activities were $118.8 million during 1998 as compared to $86.1 million in 1997. Operating cash outflow (operating loss before depreciation and amortization expense) totaled $95.8 million in 1998 as compared to $67.4 million in 1997. Cash flows used by other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) required cash investments of $23.0 million in 1998 as compared to $18.7 million in 1997.

Cash flows from financing activities totaled $162.6 million in 1998 as compared to $213.0 million in 1997. Cash provided in 1998 was due primarily to $161.8 million in borrowings under the Revolving Credit Agreement. In 1997, borrowings under the Revolving Credit Agreement provided $210.2 million.

Cash flows used in investing activities totaled $46.9 million in 1998 as compared to $158.4 million in 1997. Cash used in 1998 and 1997 was due primarily to additions to property and equipment for PCS network and information system assets. Fixed asset additions were financed primarily by borrowings under the Revolving Credit Agreement with TDS and the Series A and Series B Zero Coupon Notes.

The Company anticipates that the continuing development of its PCS services will require substantial capital over the next few years. For all of 1998 the Company estimates that the funds required for construction expenditures will total approximately $80 to $100 million. The Company estimates requiring $255 million for working capital requirements to fund operations for all of 1998.

Nokia Telecommunications Inc. ("Nokia") agreed to provide the Company with up to $200 million in financing for digital radio channel and switching infrastructure equipment through a Credit Agreement with the Company dated June 19, 1996 ("1996 Credit Agreement"). In accordance with the provisions of the 1996 Credit Agreement, the Company issued, in tranches, 10-year unsecured zero coupon promissory notes, the proceeds of which were paid to Nokia in satisfaction of borrowings by the Company under the 1996 Credit Agreement. On November 4, 1996, the Company issued $226.2 million in aggregate principal amount at maturity of Series A Zero Coupon Notes ("Series A Notes") due in 2006. On February 5, 1998, the Company issued $222.0 million in aggregate principal amount at maturity of Series B Zero Coupon Notes ("Series B Notes") due in 2008 (representing the final issuance of zero coupon notes under the 1996 Credit Agreement). The aggregate issue price of the Series A and Series B Zero Coupon Notes was $200 million. The proceeds were paid to Nokia in satisfaction of all then outstanding and future obligations of the Company up to $200 million under the 1996 Credit Agreement.

On June 30, 1998, the Company and Nokia entered into an agreement ("1998 Credit Agreement") in which Nokia will provide up to an aggregate $150 million in financing to the Company for the purchase of network infrastructure equipment and services from Nokia. Loans under the 1998 Credit Agreement are to be made available in two $75 million tranches. With respect to Tranche A, the Company may borrow up to $75 million until June 30, 1999. Tranche A loans mature on June 30, 1999, however, the maturity date of Tranche A loans may be extended to June 30, 2000, upon written notice and payment of an extension fee by the Company to Nokia. A second $75 million ("Tranche B") becomes available commencing on June 30, 1999, and ending on June 30, 2000, the maturity date of Tranche B loans. The obligations of the Company under the 1998 Credit Agreement are fully and unconditionally guaranteed by TDS at an annual fee rate of 3% (See Note 6 - Vendor Financing for further discussion). As of June 30, 1998, the Company had $57.8 million available for borrowing under the Tranche A portion of the 1998 Credit Agreement with Nokia.

On June 1, 1998, the Company and Sonera Corporation ("Sonera"), formerly Telecom Finland Ltd., signed a definitive purchase agreement under which Sonera will make a $200 million investment in Aerial Operating Co., Inc. ("AOC"), a wholly-owned subsidiary of the Company. Upon closing, Sonera will purchase approximately 2.4 million shares of common stock of AOC at a purchase price of approximately $83 per share representing a 19.423% equity interest in AOC (See
Note 7- Minority Investor for further discussion).

At June 30, 1998, the Company had borrowed $610.1 million under its Revolving Credit Agreement with TDS. During the second quarter of 1998, the Company secured from TDS a $200 million total increase in the amount it may borrow under the Revolving Credit Agreement to $750 million. The Revolving Credit Agreement authorizes increases on a scheduled basis to $640 million at June 30, 1998, rising to $750 million on and after October 31, 1998. The Revolving Credit Agreement also provides that the amount of any proceeds raised by the Company in connection with the sale of equity to any third party (See Note 7 - Minority Investor), and the amount of any proceeds from the issuance by the Company of any debt to any third party, will be used to reduce the borrowings under the Revolving Credit Agreement as well as reduce the total amount the Company may borrow under the Revolving Credit Agreement. Additionally, any borrowings under vendor financing arrangements (See Note 6 - Vendor Financing) concurrently reduces by the same amount the authorized total line of credit available to the Company under the Revolving Credit Agreement. As of June 30, 1998, the Company had $12.7 million available for borrowing under the Revolving Credit Agreement with TDS, net of $17.2 million in vendor financing under the 1998 Credit Agreement with Nokia.

The Company believes its capital resources will be sufficient to fund its capital expenditures and cover operating losses through the end of the year. If sufficient future funding is not available on terms and prices acceptable to the Company, the Company would have to reduce its operating activities, which could have a material adverse impact on the Company's financial condition and results of future operations.

TRACKING STOCK PROPOSAL
-----------------------

As disclosed in the Company's 1997 Annual Report on Form 10-K, on December 17, 1997, the Company received a proposal from TDS to acquire all of the issued and outstanding Common Shares of Aerial not already owned by TDS, pursuant to a merger between the Company and a TDS subsidiary (the "Aerial Merger"), in exchange for shares of TDS tracking stock which are intended to reflect the performance of the Company.

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

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                                    ---------

                                                    Three Months Ended        Six Months Ended
                                                         June 30,                 June 30,
                                                  ----------------------    ----------------------
                                                     1998         1997        1998         1997
                                                  ---------    ---------    ---------    ---------
                                                    (Dollars in thousands, except per share amounts)
OPERATING REVENUES
    Service                                       $  28,852    $   1,182    $  52,935    $   1,182
    Equipment sales                                   7,836        5,961       14,499        5,961
                                                  ---------    ---------    ---------    ---------
        Total Operating Revenues                     36,688        7,143       67,434        7,143

OPERATING EXPENSES
    System operations                                17,593        4,876       32,609        4,876
    Marketing and selling                            17,974       15,958       35,406       15,958
    Customer service                                 12,752        2,364       23,651        2,364
    Cost of equipment sold                           20,573       14,972       43,393       14,972
    General and administrative                       14,014       14,037       28,210       30,564
    Depreciation                                     19,356        5,161       37,163        5,161
    Amortization of intangibles                       1,888          722        3,777          722
    Development costs                                    --          686           --        5,773
                                                  ---------    ---------    ---------    ---------
        Total Operating Expenses                    104,150       58,776      204,209       80,390
                                                  ---------    ---------    ---------    ---------

OPERATING (LOSS)                                    (67,462)     (51,633)    (136,775)     (73,247)

INVESTMENT AND OTHER INCOME (EXPENSE)
    Investment (losses)                                  --         (583)          --       (1,052)
    Interest income-affiliate                            --           --           --           95
    Interest income-other                               303          810          663        1,932
    Other (expense)                                  (1,009)          --         (337)          --
                                                  ---------    ---------    ---------    ---------
    Total Investment and Other Income (Expense)        (706)         227          326          975
                                                  ---------    ---------    ---------    ---------

(LOSS) BEFORE INTEREST AND INCOME  TAXES            (68,168)     (51,406)    (136,449)     (72,272)

INTEREST EXPENSE
    Interest expense-affiliate                       16,169        2,286       29,842        2,920
    Interest expense-other                            4,251          696        8,358        1,098
                                                  ---------    ---------    ---------    ---------
        Total Interest Expense                       20,420        2,982       38,200        4,018
                                                  ---------    ---------    ---------    ---------

(LOSS) BEFORE INCOME TAXES                          (88,588)     (54,388)    (174,649)     (76,290)
    Income tax expense                                  886        1,087        1,746        1,525
                                                  ---------    ---------    ---------    ---------
NET (LOSS)                                         ($89,474)    ($55,475)   ($176,395)    ($77,815)
                                                  =========    =========    =========    =========

WEIGHTED AVERAGE COMMON AND
    SERIES A COMMON SHARES (000s)                    71,730       71,499       71,683       71,442
(LOSS) PER COMMON AND
    SERIES A COMMON SHARE                            ($1.25)      ($0.78)      ($2.46)      ($1.09)
                                                  =========    =========    =========    =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                    ---------

                                                           Six Months ended
                                                               June 30,
                                                           -----------------
                                                           1998         1997
                                                           ----         ----
                                                        (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (Loss)                                         ($176,395)    ($77,815)
    Add (Deduct) adjustments to reconcile net (loss)
        to net cash (used) by operating activities
    Depreciation and amortization                         40,940        5,883
    Noncash interest expense - Series A & B Notes          7,565        4,061
    Deferred taxes                                         1,746        1,526
    Loss on sale of property and equipment                   420        1,052
    Change in accounts receivable-customer                (2,498)      (5,138)
    Change in inventory                                   13,188       (9,743)
    Change in accounts payable-affiliates                     18        1,472
    Change in accounts payable-trade                      (7,754)      (8,880)
    Change in accrued interest-affiliate                   1,320        1,485
    Change in other assets and liabilities                 2,665          (49)
                                                       ---------    ---------
                                                        (118,785)     (86,146)
                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Change in Revolving Credit Agreement-TDS             161,831      210,201
    Change in note receivable-other                           --        1,925
    Issuance of common stock                                 816          914
                                                       ---------    ---------
                                                         162,647      213,040
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                  (48,061)    (157,702)
    Proceeds from sale of property and equipment             298           --
    Change in temporary cash and other investments           868         (654)
                                                       ---------    ---------
                                                         (46,895)    (158,356)
                                                       ---------    ---------
NET (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                           (3,033)     (31,462)
CASH AND CASH EQUIVALENTS-
    Beginning of period                                    5,012       35,284
                                                       ---------    ---------
    End of period                                      $   1,979    $   3,822
                                                       =========    =========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      (Unaudited)
                                                                     June 30, 1998  December 31, 1997
                                                                     -------------  -----------------
                                                                         (Dollars in Thousands)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                        $     1,979    $    5,012
    Temporary cash investments                                               117           197
    Accounts receivable
        Customer, less allowance of $17,709 and $7,252, respectively      26,528        24,030
        Roaming                                                              703            --
        Affiliates                                                             8            22
        Other                                                                367           185
    Inventory                                                             12,761        25,949
    Prepaid rent                                                           2,908         1,630
    Other                                                                  1,609           984
                                                                     -----------    ----------
                                                                          46,980        58,009
                                                                     -----------    ----------
PROPERTY and EQUIPMENT
    Property and equipment-net of accumulated
        depreciation of $75,102 and $38,018, respectively                592,503       584,723
    Work in process                                                       22,942        19,381
                                                                     -----------    ----------
                                                                         615,445       604,104
                                                                     -----------    ----------
INVESTMENTS
    Investment in PCS licenses-net of
        accumulated amortization of $8,266 and $4,489, respectively      293,266       297,043
    Other                                                                    510         1,298
                                                                     -----------    ----------
                                                                         293,776       298,341
                                                                     -----------    ----------
DEFERRED COSTS                                                             1,197           194
                                                                     -----------    ----------
TOTAL ASSETS                                                         $   957,398    $  960,648
                                                                     ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable
        Affiliates                                                   $       791    $      773
        Trade                                                             47,453        92,020
    Accrued interest-affiliate                                             4,985         3,665
    Accrued compensation                                                   5,353         3,414
    Accrued taxes                                                          4,248         1,957
    Microwave relocation costs payable                                     8,221         7,354
    Other                                                                  2,762           586
                                                                     -----------    ----------
                                                                          73,813       109,769
                                                                     -----------    ----------
REVOLVING CREDIT AGREEMENT-TDS                                           610,065       448,234
                                                                     -----------    ----------
LONG TERM DEBT                                                           241,147       196,439
                                                                     -----------    ----------
DEFERRED TAX LIABILITY-NET                                                15,525        13,779
                                                                     -----------    ----------
COMMON SHAREHOLDERS' EQUITY
    Common Shares, par value $1.00 per share                              31,733        31,611
    Series A Common Shares, par value $1.00 per share                     40,000        40,000
    Additional paid-in capital                                           414,440       413,746
    Retained deficit                                                    (469,325)     (292,930)
                                                                     -----------    ----------
                                                                          16,848       192,427
                                                                     -----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $   957,398    $  960,648
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

     The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1998, and December 31, 1997, the results of operations for the six and three months ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the six and three months ended June 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

     Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

2. Net (Loss) per Common and Series A Common Share for the six and three months ended June 30, 1998 and 1997, was computed based on the weighted average number of Common and Series A Common Shares outstanding during the period.

3. The Company adopted in 1998 Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive Income (Loss) equals Net (Loss) for the six and three months ended June 30, 1998 and 1997.

4. Supplemental Cash Flow Information. Additions to Property and equipment of $38.0 million were financed through a $0.9 million increase in Microwave relocation costs payable and a $37.1 million increase in Long-term debt.

     In the first half of 1998, the Company incurred interest charges totaling $38.3 million. The interest charges were comprised of $26.8 million related to the Revolving Credit Agreement with TDS, $3.1 million for TDS guarantee fees on the Series A and Series B Zero Coupon Notes and obligations under the Nokia 1996 Credit Agreement, $0.4 million paid to Nokia for interest charges relating to the 1996 Credit Agreement, $7.5 million in accreted interest on the Series A and Series B Zero Coupon Notes and $0.5 million in other interest charges. Of these amounts, the Company capitalized $0.1 million relating to its work in process expenditures. The remaining $38.2 million was charged to expense.

     During the first half of 1997, the Company incurred interest charges of $9.6 million. The interest charges were comprised of $4.0 million relating to the Revolving Credit Agreement with TDS, $1.5 million for TDS guarantee fees on the Series A Zero Coupon Notes and $4.1 million in accreted interest on the Series A Zero Coupon Notes. Of these amounts, the Company capitalized $5.6 million relating to its work in process expenditures. The remaining $4.0 million was charged to expense. The Company converted $1.5 million in accrued TDS guarantee fees to debt under the Revolving Credit Agreement in the first half of 1997.

5. Development Stage Company. Effective in the second quarter of 1997, the Company ceased to be a development stage company and presents subsequent results of operations, cash flows and financial position in a manner similar to other operating enterprises within the industry.

6. Vendor Financing. On June 30, 1998, the Company and Nokia Telecommunications Inc. ("Nokia") entered into an agreement ("1998 Credit Agreement") in which Nokia will provide up to an aggregate $150 million in financing to the Company for the purchase of network infrastructure equipment and services from Nokia. Loans under the 1998 Credit Agreement are to be made available in two $75 million tranches. With respect to Tranche A, the Company may borrow up to $75 million until June 30, 1999. Tranche A loans mature on June 30, 1999, however, the maturity date of Tranche A loans may be extended to June 30, 2000, upon written notice and payment of an extension fee by the Company to Nokia. A second $75 million ("Tranche B") becomes available commencing on June 30, 1999, and ending on June 30, 2000, the maturity date of Tranche B loans. Interest under the 1998 Credit Agreement is payable monthly at a per annum rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 0.25% (the "Eurodollar margin"). The Eurodollar margin on any Tranche A loans with an extended maturity date is subject to adjustment based on ratings for TDS long-term senior unsecured debt.

     The obligations of the Company under the 1998 Credit Agreement are fully and unconditionally guaranteed by TDS at an annual fee rate of 3%. Guarantee fees owed TDS are payable semiannually. Of the $241.1 million in Long-term debt at June 30, 1998, $17.2 million represents borrowings under the 1998 Credit Agreement, with the balance representing the Series A and Series B Zero Coupon Notes, including accreted interest.

7. Minority Investor. On June 1, 1998, the Company and Sonera Corporation ("Sonera"), formerly Telecom Finland Ltd., signed a definitive purchase agreement under which Sonera will make a $200 million investment in Aerial Operating Co., Inc. ("AOC"), a wholly-owned subsidiary of the Company. Upon closing, Sonera will purchase approximately 2.4 million shares of common stock of AOC at a purchase price of approximately $83 per share representing a 19.423% equity interest in AOC. The Aerial equivalent price per share and Aerial equivalent equity ownership percentage for Sonera are subject to adjustment based on Aerial's 20-day average stock price during the three years commencing the day of closing. Depending on the stock price, Sonera's equivalent equity ownership amount in Aerial could range from 18.452% based on a low price of $12.33 per equivalent Aerial share to 14.329% based on a high price of $16.68 per equivalent Aerial share. In addition, after five years Sonera's equity in Aerial Operating Company becomes incrementally exchangeable for equity in Aerial Communications, Inc. or, in certain circumstances, incrementally exchangeable for equity in Telephone and Data Systems, Inc. or cash. The purchase agreement is subject to regulatory approval.

8. Revolving Credit Agreement. The Company entered into a Revolving Credit Agreement with TDS on August 1, 1995, under which all of the outstanding obligations of the Company to TDS are incorporated. During the second quarter of 1998, the Company secured from TDS a $200 million total increase in the amount it may borrow under the Revolving Credit Agreement to $750 million. The Revolving Credit Agreement authorizes increases on a scheduled basis to $640 million on June 30, 1998, rising to $750 million on and after October 31, 1998. The Revolving Credit Agreement also provides that the amount of any proceeds raised by the Company in connection with the sale of equity to any third party (See Note 7- Minority Investor), and the amount of any proceeds from the issuance by the Company of any debt to any third party, will be used to reduce the borrowings under the Revolving Credit Agreement as well as reduce the total amount the Company may borrow under the Revolving Credit Agreement. Additionally, any borrowings under vendor financing arrangements (See Note 6 - Vendor Financing) concurrently reduces by the same amount the authorized total line of credit available to the Company under the Revolving Credit Agreement. The total amount advanced to the Company under the Revolving Credit Agreement as of June 30, 1998 was $610.1 million.

9. Commitments. At June 30, 1998, the Company had orders totaling approximately $5.6 million with Nokia Telecommunications Inc. for network infrastructure equipment. Also, at June 30, 1998, the Company had orders totaling approximately $13.6 million with various handset vendors for handsets and accessories.

10. Tracking Stock Proposal. As disclosed in the Company's 1997 Annual Report on Form 10-K, on December 17, 1997, the Company received a proposal from TDS to acquire all of the issued and outstanding Common Shares of Aerial not already owned by TDS, pursuant to a merger between the Company and a TDS subsidiary (the "Aerial Merger"), in exchange for shares of TDS tracking stock which are intended to reflect the performance of the Company.

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.  Submission of Matters to a Vote of Security-Holders.

     At the Annual Meeting of Shareholders of Aerial Communications, Inc., held on May 11, 1998, the following number of votes were cast for the matters indicated:

1.  Election  of one Class I Director  of the  Company by the  holders of Common
Shares:


                                                        Broker
          Nominee            For          Withhold     Non-vote
          -------            ---          --------     --------
      John D. Foster      27,379,427      274,194        -0-

2. Election of three Class I Directors of the Company by the holder of Series A Common Shares:


                                                            Broker
    Nominee                 For           Withhold         Non-vote
    -------                 ---           --------         --------
LeRoy T. Carlson, Jr.    600,000,000         -0-              -0-
Rudolph E. Hornacek      600,000,000         -0-              -0-
Donald W. Warkentin      600,000,000         -0-              -0-


3. The proposal to approve the Company's amendment to the 1996 Long-term Incentive Plan:


                                                                         Broker
                     For            Against          Abstain            Non-vote
                     ---            -------          -------            --------
Series A
Common Shares    600,000,000          -0-              -0-                -0-
Common Shares     27,051,425        571,517           30,679              -0-
Total            627,051,425        571,517           30,679              -0-

4. The proposal to ratify the selection of Arthur Andersen LLP as the Company's Independent Public Accountants for the year ended December 31, 1998:


                                                                       Broker
                      For            Against         Abstain          Non-vote
                      ---            -------         -------          --------
Series A
Common Shares     600,000,000          -0-             -0-              -0-
Common Shares      27,522,433        100,235          30,953            -0-
Total             627,522,433        100,235          30,953            -0-

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         Exhibit 10.18 - Fourth Amendment to the Revolving Credit Agreement by and between Telephone and Data Systems, Inc. and Aerial Communications, Inc.

         Exhibit 11 - Computation of earnings per common share.

         Exhibit 27 - Financial Data Schedule.

     (b) Reports on Form 8-K filed during the quarter ended June 30, 1998.

         The Company filed on April 29, 1998, a Current Report on Form 8-K dated February 5, 1998, for purpose of filing the Trust Indenture Agreement dated February 5, 1998, between the Company, as issuer, Telephone and Data Systems, Inc., as guarantor and The First National Bank of Chicago, as trustee related to the $219,975,000 Series B Zero Coupon Notes Due 2008.

         The Company filed on June 16, 1998, a Current Report on Form 8-K dated June 1, 1998, for purpose of filing a Purchase Agreement entered into on June 1, 1998, between Aerial Communications, Inc., APT Operating Company Inc. (renamed Aerial Operating Co., Inc.), a wholly owned subsidiary of the Company, Telephone and Data Systems, Inc., the parent corporation of the Company and Sonera Corporation, a limited liability company organized under the laws of Finland and formerly known as Telecom Finland Ltd.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AERIAL COMMUNICATIONS, INC.
                                       ---------------------------
                                              (Registrant)



Date August 10, 1998                   /s/ Donald W. Warkentin
     -------------------               -----------------------------------------
                                       Donald W. Warkentin
                                       President
                                       (Chief Executive Officer)


Date August 10, 1998                   /s/ J. Clarke Smith
     -------------------               -----------------------------------------
                                       J. Clarke Smith
                                       Vice President-Finance and Administration
                                       (Chief Financial Officer)


Date August 10, 1998                   /s/ B. Scott Dailey
     -------------------               -----------------------------------------
                                       B. Scott Dailey
                                       Controller
                                       (Principal Accounting Officer)