Form 10-Q
period 1998-09-30
AERIAL COMMUNICATIONS INC
filed 1998-11-13
CIK 1008614

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


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                     September 30, 1998
                               --------------------------------------
                                                        OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                              --------------------   --------------------------
                         Commission File Number 0-28262

--------------------------------------------------------------------------------


                           AERIAL COMMUNICATIONS, INC.


--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

       Delaware                                           39-1706857
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            8410 West Bryn Mawr, Suite 1100, Chicago, Illinois 60631
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                               Yes   X    No
                                   -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at October 30, 1998
------------------------------------           -------------------------------
Common Shares, $1 par value                           31,788,900 Shares
Series A Common Shares, $1 par value                  40,000,000 Shares

--------------------------------------------------------------------------------

                           AERIAL COMMUNICATIONS, INC.
                           --------------------------
                         3rd QUARTER REPORT ON FORM 10Q
                         ------------------------------
                                      INDEX
                                      -----
                                                                        Page No.
                                                                        -------
Part I.           Financial Information

                  Management's Discussion and Analysis of
                     Results of Operations and Financial Condition         2-13

                  Consolidated Statements of Operations -
                     Three Months and Nine Months Ended September 30,
                     1998 and 1997                                           14

                  Consolidated Statements of Cash Flows -
                     Nine Months Ended September 30, 1998 and 1997           15

                  Consolidated Balance Sheets -
                     September 30, 1998 and December 31, 1997                16

                  Notes to Consolidated Financial Statements              17-20


Part II.          Other Information                                          21

Signatures                                                                   22

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

With the launch of service in its MTAs during the second quarter of 1997, the Company transitioned from the development stage to being an operating enterprise. As a result of this transition, the Company has experienced an increase in revenues and operating expenses and incurred substantial losses. The Company had substantially less revenues and expenses in the first nine months of 1997. In addition, significant efforts to build-out the Company's network infrastructure continued throughout the second half of 1997.

In 1998, the Company's focus has been the completion of its PCS networks and the development of its PCS business. Following is a table of summarized operating data for the Company's consolidated operations.

                                                             Nine Months Ended
                                                            or At September 30,
                                                         -----------------------
                                                           1998           1997
                                                         --------       --------
Total MTA population (in millions)                           27.6          27.6
Customers                                                 231,000        65,000
Average revenue per customer (year to date)              $     52           N/M
Average revenue per customer (quarter to date)           $     50           N/M
MTA penetration                                              0.84%         0.24%
MTAs in operation                                               6             6
Cell sites in service                                       1,152           850
Total number of employees                                   1,715         1,276
       N/M - not meaningful


Nine Months Ended 9/30/98 Compared to Nine Months Ended 9/30/97

Operating Revenues
------------------
Operating revenues totaled $105.9 million in 1998, an increase of $80.1 million as compared to 1997. The increase in operating revenues is reflective of the Company's launch of service between March and June of 1997 and the subsequent significant efforts to build its customer base.

Service revenue primarily consists of i) charges for access, airtime and value-added services provided to the Company's customers who use the network operated by the Company (local service revenue); ii) charges to customers of other wireless carriers who use the Company's PCS network when roaming (outcollect roaming revenue); and iii) charges for long-distance calls made on the Company's systems (long-distance revenue). Service revenue totaled $85.5 million in 1998, an increase of $72.6 million as compared to 1997. The increase was driven by the growth in the number of customers using the Company's PCS network during 1998 as compared to 1997. As of September 30, 1998, the Company had approximately 231,000 customers and had been providing service in all of its markets throughout all of 1998. As of September 30, 1997, the Company had approximately 65,000 customers, after launching service in all markets between late March and late June of 1997. The Company's average revenue per customer per month ("ARPU") was $52 for the nine months ended September 30, 1998.

Equipment sales revenue represents the sale of handsets and related accessories to retailers, independent agents, and end user customers. Equipment sales totaled $20.3 million in 1998, an increase of $7.5 million as compared to 1997. The increase in Equipment sales revenue primarily reflects the increase in sales volume, partially offset by a decline in handset prices.

Operating Expenses
------------------
Operating expenses totaled $303.3 million in 1998, an increase of $139.7 million as compared to 1997. The increase in operating expenses is reflective of the Company's launch of service between March and June of 1997 and the subsequent significant efforts to build and serve its customer base.

System operations expense totaled $48.1 million in 1998, an increase of $32.5 million as compared to 1997. The increase in system operations expense is due to the increasing size of the Company's network and its fully operational status during all of 1998 as compared to only part of 1997. As of September 30, 1998, the Company's PCS network had 1,152 cell sites in service and had been operational in all of the Company's markets throughout all of 1998. As of September 30, 1997, the network had approximately 850 cell sites and had become operational across all markets between late March and late June of 1997.

Significant system operations expenses include cell site rent expense and system maintenance expense which increased $7.9 million and $3.5 million, respectively, in 1998 as compared to 1997. Salaries and other employee related expenses increased $6.9 million, primarily reflecting an increase in engineering and maintenance personnel since September 30, 1997, as well as a decrease in internal labor costs capitalized. Other systems operations expenses increased $2.1 million and include charges such as cell site utility expense, vehicle and other maintenance expense and roamer fraud expense.

System operations expense also includes customer usage expense which increased $12.1 million in 1998 due primarily to increased landline interconnection and toll charges, reflecting an increasing customer base and increased use of the Company's network by its customers.

Marketing and selling expense totaled $52.0 million in 1998, an increase of $23.0 million as compared to 1997. Significant Marketing and selling expenses include the salaries, benefits and other employee related expenses for sales and marketing personnel, which increased $8.8 million in 1998, primarily reflecting an increase in sales and marketing personnel since September 30, 1997. Sales commissions increased $3.4 million in 1998, reflecting the Company's growing customer base. Retail store rental costs increased $2.9 million in 1998 primarily due to the Company's increasing number of store and kiosk locations across its markets. Other Marketing and selling expense items increased $7.9 million in aggregate, primarily driven by increases in consulting, temporary service, advertising and other sales expenses.

Customer service expense totaled $38.5 million in 1998, an increase of $30.0 million as compared to 1997. The increase was driven by rapid customer growth, and the efforts to manage that growth with increased personnel (including the establishment of a second call center in Kansas City) and new and evolving information systems. The higher than anticipated level of customer service expense reflects primarily the effects of higher than planned bad debt costs as well as additional consulting and temporary service expenses directed at reducing both bad debt and customer churn.

Cost of equipment sold totaled $59.6 million in 1998, an increase of $18.8 million as compared to 1997. The increase primarily reflects the growth in handset unit sales to support the rise in customer activations.

General and administrative expense totaled $43.9 million in 1998, an increase of $1.4 million as compared to 1997. General and administrative expenses include the costs of operating the Company's local business offices and its corporate expenses other than the corporate engineering and marketing departments. The Company experienced increases in these expense areas in 1998 as compared to 1997 as the Company added more employees to support its growing PCS business. The level of General and administrative expenses in 1997 was partially driven by the Company being a development stage enterprise in the first quarter of 1997 and thereby classifying all expenses as either General and administrative or Development. In 1998, expenses are classified to reflect the Company's operational status.

Depreciation expense was $55.4 million in 1998, an increase of $36.7 million as compared to 1997. The increase is due to rising fixed asset balances as a result of the Company's network build-out and the amount of time that network assets have been in service in 1998 as compared to 1997. As of September 30, 1998, the Company had $668.3 million of property and equipment in service which had largely been operational throughout all of 1998. As of September 30, 1997, the Company had $530.0 million of property and equipment in service, the PCS network portion of which had only been in operation since the second quarter of 1997.

Amortization expense was $5.7 million in 1998, an increase of $3.1 million as compared to 1997. Upon the commencement of service in a particular market, the Company began amortizing that market's related PCS license. Aerial launched service across all its markets between late March and late June of 1997. As a result, year to date consolidated amortization expense in 1997 reflects less than a full nine month's expense. In 1998, all markets were operational the entire nine months resulting in greater amortization expense.

Development costs totaled $5.8 million in 1997 and primarily represent pre-launch marketing, consulting and legal costs. Effective in the second quarter of 1997, the Company was no longer a development stage entity and prospectively began classifying expenses to reflect its operational status.

Operating (Loss)
----------------
Operating (Loss) totaled $(197.4) million in 1998, an increase of $59.6 million as compared to 1997. Although service revenues are expected to continue to grow during the remainder of 1998 as the Company builds its customer base, the Company expects to continue to have operating losses and to generate negative cash flow in 1998 and for the next few years as it incurs costs associated with that growth.

Investment and Other Income
---------------------------
Investment and Other Income totaled $4.6 million in 1998, an increase of $4.4 million as compared to 1997. The increase is primarily due to the allocation of $3.8 million of the consolidated net loss of Aerial Operating Co., Inc. ("AOC"), to the Company's minority investor (See Note 7 - Minority Investor). The Company's MTAs are wholly-owned subsidiaries of AOC.

Interest and Income Taxes
-------------------------
Interest expense-affiliate totaled $47.0 million in 1998, an increase of $36.3 million as compared to 1997. Interest expense-affiliate represents interest on amounts borrowed under the Revolving Credit Agreement with TDS and the 3% guarantee fees associated with the Series A and Series B Zero Coupon Notes and the 1996 and 1998 Nokia Credit Agreements, less capitalized interest. The average balance of borrowings under the Revolving Credit Agreement was greater in 1998 as compared to 1997, resulting in greater interest expense.
Additionally, the Company capitalized $2.7 million less interest in 1998 as compared to 1997.

Interest expense-other totaled $13.2 million in 1998, an increase of $10.1 million as compared to 1997. Interest expense-other relates to interest expense accreted on the Series A Zero Coupon Notes issued in November 1996 and the Series B Zero Coupon Notes issued in February 1998, as well as interest expense associated with the 1996 and 1998 Nokia Credit Agreements, less capitalized interest. The increase is primarily due to the average balance of Long-term debt outstanding during 1998 being greater than the average balance outstanding during 1997. Additionally, the Company capitalized $3.0 million less interest in 1998 as compared to 1997.

Income taxes. The Company is included in a consolidated federal tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes its federal income taxes as if it were filing a separate return as its own affiliated group and was not included in the TDS group. TDS and the Company are parties to a Tax Allocation Agreement under which the Company may carry forward any losses and credits and use them to offset income tax liabilities to TDS if any arise in the future.

Net (Loss) and (Loss) Per Common and Series A Common Share
----------------------------------------------------------
Net (Loss) totaled  $(255.5)  million in 1998 and $(154.4)  million in 1997. Net
(Loss) per Common and Series A Common Share was $(3.56) in 1998 and $(2.16) in 1997. The increase in the Company's Net (Loss) and Net (Loss) per Common and Series A Common Share in 1998 reflects the Company's fully operational status during all of 1998 as compared to 1997 when the Company was not fully operational until the end of the second quarter.

Three Months Ended 9/30/98 Compared to Three Months Ended 9/30/97

Operating Revenues
------------------
Operating revenues totaled $38.4 million in 1998, an increase of $19.8 million as compared to 1997. Service revenues totaled $32.6 million representing an increase of $20.9 million. The increase in operating revenues reflects the growth of the Company's customer base from approximately 65,000 at September 30, 1997, to approximately 231,000 at September 30, 1998. The Company's ARPU was $50 for the three months ended September 30, 1998.

Equipment sales totaled $5.8 million in 1998, a decrease of $1.1 million as compared to the third quarter of 1997. The decrease in equipment sales is primarily due to decreases in handset sale prices.

Operating Expenses
------------------
Operating expenses were $99.0 million in 1998, an increase of $15.9 million as compared to 1997. With the exception of Cost of equipment sold, the increase is for reasons generally the same as the first nine months of 1998.

Cost of equipment sold was $16.2 million in 1998, a decrease of $9.6 million as compared to the third quarter of 1997. The decrease is due primarily to handset price declines.

Net (Loss) and (Loss) Per Common and Series A Common Share
----------------------------------------------------------
Net (Loss)  totaled  $(79.1)  million in 1998 and $(76.6)  million in 1997.  Net
(Loss) per Common and Series A Common Share was $(1.10) in 1998 and $(1.07) in 1997. The increase in the Company's Net (Loss) and Net (Loss) per share in the third quarter of 1998 as compared to 1997 reflects the costs of growing the Company's PCS business.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The costs of development, construction, start-up and post-launch activities of the Company require substantial capital. From inception through September 30, 1998, the Company had expended $304.4 million for its licenses, including capitalized interest, $720.4 million for all other capital expenditures and incurred cumulative net losses of $548.5 million. The Company expects to continue to incur operating losses and generate negative cash flow from operating activities during the next few years as it continues to build its customer base.

Cash flows used by operating activities were $173.3 million during 1998 as compared to $165.7 million in 1997. Operating cash outflow (operating loss before depreciation and amortization expense) totaled $136.3 million in 1998 as compared to $116.4 million in 1997. Cash flows used by other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) required cash investments of $37.0 million in 1998 as compared to $49.3 million in 1997.

Cash flows from financing activities totaled $236.6 million in 1998 as compared to $331.8 million in 1997. Cash provided in 1998 was primarily due to $235.8 million in borrowings under the Revolving Credit Agreement. The Company also received $200 million from the sale of a 19.4% equity interest in AOC. The proceeds from the sale were remitted to TDS to pay down part of the outstanding balance under the Revolving Credit Agreement. In 1997, borrowings under the Revolving Credit Agreement provided $330.4 million.

Cash flows used in investing activities totaled $63.9 million in 1998 as compared to $201.1 million in 1997. Cash used in 1998 and 1997 was due primarily to additions to property and equipment for PCS network and information system assets. Fixed asset additions have been financed through a combination of borrowings under the Revolving Credit Agreement with TDS, the Series A and Series B Zero Coupon Notes and the 1998 Nokia Credit Agreement.

The Company anticipates that the continuing development of its PCS services will require substantial capital over the next few years. For all of 1998 the Company estimates that the funds required for construction expenditures will total approximately $80 to $100 million. The Company estimates requiring $275 million for working capital requirements to fund operations for all of 1998, including an estimated $62 million in interest expense related to the Revolving Credit Agreement and 3% guarantee fees payable to TDS.

Nokia Telecommunications Inc. ("Nokia") agreed to provide the Company with up to $200 million in financing for digital radio channel and switching infrastructure equipment through a Credit Agreement with the Company dated June 19, 1996 ("1996 Credit Agreement"). In accordance with the provisions of the 1996 Credit Agreement, the Company issued, in tranches, 10-year unsecured zero coupon promissory notes, the proceeds of which were paid to Nokia in satisfaction of borrowings by the Company under the 1996 Credit Agreement. On November 4, 1996, the Company issued $226.2 million in aggregate principal amount at maturity of Series A Zero Coupon Notes ("Series A Notes") due in 2006. On February 5, 1998, the Company issued $222.0 million in aggregate principal amount at maturity of Series B Zero Coupon Notes ("Series B Notes") due in 2008 (representing the final issuance of zero coupon notes under the 1996 Credit Agreement). The aggregate issue price of the Series A and Series B Zero Coupon Notes was $200 million. The proceeds were paid to Nokia in satisfaction of all obligations of the Company under the 1996 Credit Agreement.

On June 30, 1998, the Company and Nokia entered into an agreement ("1998 Credit Agreement") in which Nokia will provide up to an aggregate $150 million in financing to the Company for the purchase of network infrastructure equipment and services from Nokia. Loans under the 1998 Credit Agreement are to be made available in two $75 million tranches. With respect to Tranche A, the Company may borrow up to $75 million until June 30, 1999. Tranche A loans mature on June 30, 1999, however, the maturity date of Tranche A loans may be extended to June 30, 2000, upon written notice and payment of an extension fee by the Company to Nokia. A second $75 million ("Tranche B") becomes available commencing on June 30, 1999, and ending on June 30, 2000, the maturity date of Tranche B loans. The obligations of the Company under the 1998 Credit Agreement are fully and unconditionally guaranteed by TDS at an annual fee rate of 3% (See Note 6 - Vendor Financing for further discussion). As of September 30, 1998, the Company had $40.0 million available for borrowing under the Tranche A portion of the 1998 Credit Agreement with Nokia.

On September 8, 1998, pursuant to the terms of a Purchase Agreement dated June 1, 1998, Sonera Corporation ("Sonera"), formerly Telecom Finland Ltd., made a $200 million investment in Aerial Operating Co., Inc. ("AOC"). Sonera purchased approximately 2.4 million shares of common stock of AOC representing a 19.4% equity interest in AOC. (See Note 7- Minority Investor for further discussion).

Under the terms of the Purchase Agreement, the Revolving Credit Agreement between the Company and TDS dated August 1, 1995, as amended, pursuant to which the Company owed TDS $665.0 million as of August 31, 1998, was terminated. A new Revolving Credit Agreement between AOC and TDS was substituted, under which AOC was indebted to TDS for $665.0 million as of August 31, 1998.

The new Revolving Credit Agreement has the same terms and conditions as the previous Revolving Credit Agreement, as amended, and provides that the amount of any proceeds raised by the Company or AOC in connection with the sale of equity (See Note 7 - Minority Investor) or debt will be used to reduce the borrowings under the Revolving Credit Agreement as well as reduce the total amount AOC may borrow under the Revolving Credit Agreement. Additionally, any borrowings under the Nokia 1998 Credit Agreement (See Note 6 - Vendor Financing) concurrently reduces by the same amount the authorized total line of credit available to AOC under the Revolving Credit Agreement. Pursuant to these terms, AOC paid to TDS the $200 million it had received from Sonera to reduce the outstanding balance under the Revolving Credit Agreement.

The following table summarizes AOC's borrowing capacity under the Revolving Credit Agreement as of September 30, 1998:


(Dollars in thousands)
Maximum amount available as of September 30, 1998                    $  725,000
Reduced by:   Proceeds from Sonera                                     (200,000)
              Vendor financing under the 1998 Nokia Credit Agreement    (35,000)
              Amount outstanding under the Revolving Credit Agreement
                 as of September 30, 1998                              (484,000)
                                                                      ---------

Net amount available for borrowing as of
          September 30, 1998                                         $    6,000
                                                                      =========

At September 30, 1998, the Company had orders totaling approximately $5.0 million with Nokia Telecommunications Inc. for network infrastructure equipment.

At October 31, 1998, the maximum amount available under the Revolving Credit Agreement was $750 million (prior to reductions for the proceeds from Sonera and vendor financing under the Nokia 1998 Credit Agreement).

On November 3, 1998, TDS approved an amendment to the Revolving Credit Agreement dated August 31, 1998, between TDS and AOC. This amendment will be executed and delivered after approvals by the boards of directors of the Company and AOC, which are expected to be received in due course. Under the Revolving Credit Agreement, as so amended, AOC will be permitted to borrow up to a maximum amount (the "Maximum Amount"), less the amount of any debt or equity financing obtained by AOC or the Company, including the amount of any borrowings under the Nokia 1998 Credit Agreement. The Maximum Amount under the amended Revolving Credit Agreement will increase from $550 million ($750 million less the $200 million in proceeds from Sonera) to $650 million in February 1999. The interest rate under the amended Revolving Credit Agreement will be equal to the Prime Rate announced from time to time by the LaSalle National Bank of Chicago plus 3%. Interest on the balance due under the amended Revolving Credit Agreement will be payable quarterly and no principal will be payable until April 2, 2000. As of November 3, 1998, the Company had $500 million in borrowings outstanding under the Revolving Credit Agreement and $39 million in borrowing under the Nokia 1998 Credit Agreement. The Company believes that the Maximum Amount that will be available under the amended Revolving Credit Agreement will be sufficient to fund its capital expenditures and cover operating losses through February 1999. TDS has no commitment to provide financing to the Company or AOC except pursuant to the Revolving Credit Agreement.

In the absence of additional financing or refinancing by TDS, the Company will be required to seek additional outside financing to fund its operating activities and to repay the amounts due to TDS under the Revolving Credit Agreement when it becomes due and payable. Sources of additional capital may include additional vendor financing and public and private equity and debt financings by the Company or its subsidiaries. If sufficient future funding is not available on terms and prices acceptable to the Company, the Company would have to reduce its operating activities, which could have a material adverse impact on the Company's financial condition and results of operations.

YEAR 2000 ISSUE
---------------
The Year 2000 Issue exists because many computer systems and applications abbreviate dates using only two digits, rather than four digits, e.g., "98" rather than "1998". Unless corrected, this shortcut may cause problems when the century date "2000" occurs. On that date, some computer operating systems, applications and embedded technology may recognize the date as January 1, 1900, instead of January 1, 2000. If the Company fails to correct any critical Year 2000 processing problems prior to January 1, 2000, the affected systems may either cease to function or produce erroneous data, which could have material adverse operational and financial consequences. Currently, the Company believes that a disruption in the operation of its networks, and financial and accounting systems and/or an inability to access interconnections with other telecommunications carriers, are the major risks associated with the inability of systems and software to process Year 2000 data correctly. The Company's results of operations, financial position and cash flows could be materially and adversely affected by such failures.

The Company's management has established a project team to address Year 2000 issues. The Company's plan to address the Year 2000 Issue consists of five general phases: (i) Awareness, (ii) Assessment, (iii) Renovation, (iv) Validation and (v) Implementation.

The awareness phase consisted of establishing a Year 2000 Project team and developing an overall strategy. A Year 2000 Program Office has been established at the TDS corporate level to coordinate activities of the Year 2000 Project team, to monitor the current status of individual projects, to report periodically to the Audit Committee, and to promote the exchange of information between all business units to share knowledge and solution techniques. The Year 2000 effort covers the network and supporting infrastructure for the provision of PCS services; the operational and financial information technology ("IT") systems and applications, such as computer systems that support key business functions such as billing, finance, customer service, procurement and supply; and a review of the Year 2000 compliance efforts of the Company's key suppliers.

The assessment phase includes the identification of core business areas and processes, analysis of systems and hardware supporting the core business areas and the prioritization of renovation or replacement of systems and hardware that are not Year 2000 compliant. Included in the assessment phase is an analysis of risk management factors such as contingency plans and legal matters. The assessment phase is scheduled to be completed by the first quarter of 1999.

The renovation phase consists of the conversion or replacement of selected platforms, applications, databases and utilities. The renovation of critical hardware, systems and applications is scheduled to be substantially completed by the third quarter of 1999.

The validation phase includes testing, verifying and validating the renovated or replaced platforms, applications, databases and utilities. A goal of the validation phase is to conduct independent verification testing of key hardware, systems and applications as well as network and system component upgrades received from suppliers. In addition, selected Year 2000 upgrades are slated to undergo testing in a controlled environment that replicates the current environment and is equipped to simulate the turn of the century and leap year dates. Validation is scheduled to be completed in the third quarter of 1999.

The implementation phase involves switching over to the converted and renovated systems and applications. This phase is expected to be completed by the end of 1999.

The Company's current schedule is subject to change depending on developments that may arise through unforeseen circumstances, and through finalization of the assessment phase and the renovation and validation phases of the Company's compliance efforts. The Company, like most other telecommunications operators, is highly dependent on the telecommunications network vendors to provide compliant hardware, systems and applications and on other third parties, including vendors, other telecommunications service providers, government agencies and financial institutions, to deliver reliable services. The Company is dependent on the development of compliant hardware, systems and applications and upgrades by experts, both internal and external, and the availability of critical resources with the requisite skill sets. The Company's ability to meet its target dates is dependent upon the timely provision of necessary upgrades and modifications by its suppliers and internal resources. In addition, the Company cannot guarantee that third parties on whom it depends for essential services (such as electric utilities, other interconnected telecommunications operators, etc.) will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt the Company's business, including the provision of PCS services, billing and collection processes and other areas of the business.

The Company has begun implementing additional initiatives to assess the degree to which third parties with whom it has business relationships are addressing Year 2000 Issues. These initiatives include analysis of the Year 2000 compliance programs of the Company's critical vendors. In the near future, the initiative will be extended to other telecommunications service providers with which the Company interconnects. The Company's contingency plans will address mechanisms for preventing or mitigating interruption caused by such third parties.

The Company is currently in the assessment phase, analyzing all systems and hardware to determine which systems and hardware are not Year 2000 compliant. The Company has not yet completed the cost estimate of this project. The Company expects to complete this phase, and develop total cost estimates in early 1999. Through the third quarter of 1998, the total incremental costs associated with the Year 2000 Issue were less than $1 million. The timing of expenditures may vary and is not necessarily indicative of readiness efforts or progress to date. Though Year 2000 Project costs will directly impact the reported level of future net income, the Company intends to manage its total cost structure, including deferral of non-critical projects, in an effort to mitigate the impact of Year 2000 Project costs.

Based on the Company's current schedule for completion of Year 2000 tasks, the Company believes that its planning is adequate to secure Year 2000 readiness of its critical systems. Nevertheless, management cannot provide assurance that its plan to achieve Year 2000 compliance will be successful as it is subject to various risks and uncertainties, many of which are described above. Accordingly, the Company's goal is to develop business continuity and contingency plans in 1999 to address high risk areas as they are identified. These plans are expected to assess the potential for business disruption in various scenarios, and to provide for key operational back-up, recovery and restoration alternatives. However, if the Company, or third parties with whom it has significant business relationships, fails to achieve Year 2000 readiness with respect to critical systems, there could be a material adverse affect on the Company's results of operations, financial position and cash flows.

The above information, which contains statements that are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995, is based on the Company's current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and the possibility of unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of third party suppliers and similar uncertainties.

TRACKING STOCK PROPOSAL
-----------------------
As disclosed in the Company's 1997 Annual Report on Form 10-K, on December 17, 1997, the Company received a proposal from TDS to acquire all of the issued and outstanding Common Shares of Aerial not already owned by TDS, pursuant to a merger (the "Aerial Merger"), in exchange for shares of TDS tracking stock which are intended to reflect the performance of the Company.

In January 1998, the Company's Board of Directors created a special committee of the Board (the "Special Committee") to review the proposal from TDS. The Special Committee, consisting of two independent directors of Aerial, engaged a financial advisor and legal advisor to assist in reviewing the proposal. On April 15, 1998, the Company announced that the Special Committee had decided to recommend that Aerial's Board of Directors reject the initial proposal from TDS. The Special Committee advised TDS that it would be prepared to consider a revised proposal. TDS has attempted to seek an agreement to acquire the Aerial Common Shares that it does not own on mutually acceptable terms. TDS has stated that it is actively engaged in ascertaining whether the Tracking Stock Proposal or another alternative is the best vehicle to unlock and build shareholder value and that it is working toward a resolution. There can be no assurance that an agreement will be reached with respect to the Aerial Merger.

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

Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; changes in competition in the Company's markets; advances in telecommunications technology; changes in the telecommunications regulatory environment; pending and future litigation; availability of future financing; unanticipated changes in growth in PCS customers, penetration rates, churn rates and the mix of products and services offered in the Company's markets; and unanticipated problems related to the Year 2000 Issue. Readers should evaluate any statements in light of these important factors.


                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                                    ---------

                                                         Three Months Ended       Nine Months Ended
                                                             September 30,          September 30,
                                                        -----------------------  ---------------------
                                                          1998         1997        1998          1997
                                                          ----         ----        ----          ----
                                                       (Dollars in thousands, except per share amounts)
OPERATING REVENUES
    Service                                           $  32,600    $  11,740    $  85,535    $  12,922
    Equipment sales                                       5,838        6,908       20,337       12,869
                                                      ---------    ---------    ---------    ---------
        Total Operating Revenues                         38,438       18,648      105,872       25,791

OPERATING EXPENSES
    System operations                                    15,498       10,776       48,107       15,652
    Marketing and selling                                16,603       13,013       52,009       28,971
    Customer service                                     14,890        6,180       38,541        8,544
    Cost of equipment sold                               16,223       25,798       59,616       40,770
    General and administrative                           15,689       13,444       43,899       42,525
    Depreciation                                         18,253       12,121       55,416       18,759
    Amortization of intangibles                           1,889        1,853        5,666        2,581
    Development costs                                      --           --           --          5,773
                                                      ---------    ---------    ---------    ---------
        Total Operating Expenses                         99,045       83,185      303,254      163,575
                                                      ---------    ---------    ---------    ---------

OPERATING (LOSS)                                        (60,607)     (64,537)    (197,382)    (137,784)

INVESTMENT AND OTHER INCOME (EXPENSE)
    Minority share of loss                                3,766         --          3,766         --
    Investment (losses)                                    (128)      (1,113)        (128)      (2,165)
    Interest income-affiliate                              --           --           --             95
    Interest income-other                                   115          151          778        2,034
    Other income                                            481          121          144          170
                                                      ---------    ---------    ---------    ---------
        Total Investment and Other Income (Expense)       4,234         (841)       4,560          134
                                                      ---------    ---------    ---------    ---------

(LOSS) BEFORE INTEREST AND INCOME  TAXES                (56,373)     (65,378)    (192,822)    (137,650)

INTEREST EXPENSE
    Interest expense-affiliate                           17,115        7,711       46,957       10,631
    Interest expense-other                                4,828        2,006       13,186        3,104
                                                      ---------    ---------    ---------    ---------
        Total Interest Expense                           21,943        9,717       60,143       13,735
                                                      ---------    ---------    ---------    ---------

(LOSS) BEFORE INCOME TAXES                              (78,316)     (75,095)    (252,965)    (151,385)
    Income tax expense                                      821        1,503        2,567        3,028
                                                      ---------    ---------    ---------    ---------
NET (LOSS)                                            ($ 79,137)   ($ 76,598)   ($255,532)   ($154,413)
                                                      =========    =========    =========    =========

WEIGHTED AVERAGE COMMON AND
    SERIES A COMMON SHARES (000s)                        71,735       71,559       71,701       71,481
(LOSS) PER COMMON AND
    SERIES A COMMON SHARE                             ($   1.10)   ($   1.07)   ($   3.56)   ($   2.16)
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



                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                    ---------

                                                                          Nine Months ended
                                                                             September 30,
                                                                        ----------------------
                                                                           1998        1997
                                                                           ----        ----
                                                                        (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (Loss)                                                          ($255,532)   ($154,413)
    Add (Deduct) adjustments to reconcile net (loss)
        to net cash (used) by operating activities
    Depreciation and amortization                                          61,082       21,340
    Noncash interest expense - Series A & B Notes                          11,818        6,171
    Deferred taxes                                                          2,567        3,027
    Investment losses                                                         128        2,165
    Minority share of loss                                                 (3,766)        --
    Loss on sale of property and equipment                                    559         --
    Change in accounts receivable-customer                                 (2,477)     (12,956)
    Change in inventory                                                     9,875      (32,719)
    Change in accounts payable-affiliates                                    (126)          45
    Change in accounts payable-trade                                       (3,105)        (192)
    Change in accrued interest-affiliate                                    2,431        3,475
    Change in other assets and liabilities                                  3,233       (1,595)
                                                                        ---------     --------
                                                                         (173,313)    (165,652)
                                                                        ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings under the Revolving Credit Agreement-TDS                   235,766      330,426
    Repayments of borrowings under the Revolving Credit Agreement-TDS    (200,000)        --
    Proceeds from minority investment                                     200,000         --
    Issuance of common stock                                                  812        1,333
                                                                        ---------     --------
                                                                          236,578      331,759
                                                                        ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                                   (64,541)    (203,374)
    Proceeds from sale of property and equipment                              505         --
    Change in note receivable-other                                          --          1,925
    Change in temporary cash and other investments                            178          319
                                                                        ---------     --------
                                                                          (63,858)    (201,130)
                                                                        ---------     --------
NET (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                              (593)     (35,023)
CASH AND CASH EQUIVALENTS-
    Beginning of period                                                     5,012       35,284
                                                                        ---------     --------
    End of period                                                       $   4,419    $     261
                                                                        =========    =========




The accompanying notes to consolidated financial statements are an integral part of these statements.



                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                    (Unaudited)
                                                                   September 30,  December 31,
                                                                        1998          1997
                                                                   ------------- ------------
                                                                      (Dollars in Thousands)
ASSETS
------
CURRENT ASSETS
    Cash and cash equivalents                                          $   4,419    $   5,012
    Temporary cash investments                                               247          197
    Accounts receivable
        Customer, less allowance of $7,782 and $7,252, respectively       26,507       24,030
        Roaming                                                            1,486         --
        Other                                                                347          207
    Inventory                                                             16,074       25,949
    Prepaid rent                                                           2,682        1,630
    Other                                                                  1,142          984
                                                                      ----------    ---------
                                                                          52,904       58,009
                                                                      ----------    ---------
PROPERTY and EQUIPMENT
    In service and under construction                                    718,983      642,122
    Less accumulated depreciation                                        (93,217)     (38,018)
                                                                      ----------    ---------
                                                                         625,766      604,104
                                                                      ----------    ---------
INVESTMENTS
    Investment in PCS licenses-net of
        accumulated amortization of $10,155 and $4,489, respectively     291,377      297,043
    Other                                                                    944        1,298
                                                                      ----------    ---------
                                                                         292,321      298,341
                                                                      ----------    ---------
DEFERRED COSTS                                                               504          194
                                                                      ----------    ---------
TOTAL ASSETS                                                           $ 971,495    $ 960,648
                                                                      ==========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
    Accounts payable
        Affiliates                                                     $     647    $     773
        Trade                                                             45,871       92,020
    Accrued interest-affiliate                                             6,096        3,665
    Accrued compensation                                                   3,355        3,414
    Accrued taxes                                                          5,107        1,957
    Microwave relocation costs payable                                    10,191        7,354
    Other                                                                  3,752          586
                                                                      ----------    ---------
                                                                          75,019      109,769
                                                                      ----------    ---------
REVOLVING CREDIT AGREEMENT-TDS                                           484,000      448,234
                                                                      ----------    ---------
LONG TERM DEBT                                                           263,189      196,439
                                                                      ----------    ---------
DEFERRED TAX LIABILITY-NET                                                16,346       13,779
                                                                      ----------    ---------
MINORITY INTEREST                                                         25,821         --
                                                                      ----------    ---------
COMMON SHAREHOLDERS' EQUITY
    Common Shares, par value $1.00 per share                              31,735       31,611
    Series A Common Shares, par value $1.00 per share                     40,000       40,000
    Additional paid-in capital                                           583,847      413,746
    Retained deficit                                                    (548,462)    (292,930)
                                                                      ----------    ---------
                                                                         107,120      192,427
                                                                      ----------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 971,495    $ 960,648
                                                                      ==========    =========


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

     The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1998, and December 31, 1997, the results of operations for the nine and three months ended September 30, 1998 and 1997, and the cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the nine and three months ended September 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

     Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

2. Net (Loss) per Common and Series A Common Share for the nine and three months ended September 30, 1998 and 1997, was computed based on the weighted average number of Common and Series A Common Shares outstanding during the period.

3. In 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive Income (Loss) equals Net (Loss) for the nine and three months ended September 30, 1998 and 1997.

4. Supplemental Cash Flow Information. In 1998 additions to Property and equipment of $57.8 million were financed through a $2.9 million increase in Microwave relocation costs payable and a $54.9 million increase in Long-term debt.

     During the nine months ended September 30, 1998, the Company incurred interest charges totaling $60.2 million. The interest charges were comprised of $42.2 million related to the Revolving Credit Agreement with TDS, $4.8 million for TDS guarantee fees on the Series A and Series B Zero Coupon Notes and obligations under the Nokia 1996 and 1998 Credit Agreements, $0.4 million paid to Nokia for interest charges relating to the 1996 Credit Agreement, $12.3 million in accreted interest on the Series A and Series B Zero Coupon Notes and $0.5 million in other interest charges. Of these amounts, the Company capitalized $0.1 million relating to its work in process expenditures. The remaining $60.1 million was charged to expense.

     During the nine months ended September 30, 1997, Company incurred interest charges of $19.6 million. The interest charges were comprised of $11.0 million relating to the Revolving Credit Agreement with TDS, $2.4 million for TDS guarantee fees on the Series A Zero Coupon Notes and $6.2 million in accreted interest on the Series A Zero Coupon Notes. Of these amounts, the Company capitalized $5.9 million relating to its work in process expenditures. The remaining $13.7 million was charged to expense.

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

     The obligations of the Company under the 1998 Credit Agreement are fully and unconditionally guaranteed by TDS at an annual fee rate of 3%. Guarantee fees owed TDS are payable semiannually. Of the $263.2 million in Long-term debt at September 30, 1998, $35.0 million represents borrowings under the 1998 Credit Agreement, with the balance representing the Series A and Series B Zero Coupon Notes, including accreted interest.

7.   Minority  Investor.  On  September  8,  1998,  pursuant  to the  terms of a
     Purchase Agreement dated June 1, 1998, Sonera Corporation ("Sonera"), formerly Telecom Finland Ltd., made a $200 million investment in Aerial Operating Co., Inc. ("AOC"), a then wholly-owned subsidiary of the Company. Sonera purchased approximately 2.4 million shares of common stock of AOC at a price of approximately $83 per share representing a 19.4% equity interest in AOC. The sale of the AOC Common Shares was recorded at a fair market value which was more than the Company's book value investment in AOC. The Company adjusted its book value investment in AOC as a result of this sale and increased Additional paid-in capital $169.4 million in 1998.

     Sonera's equity ownership amount in AOC is subject to adjustment based on Aerial's 20-day average stock price during the three years commencing September 8, 1998. Depending on the level of increase in the stock price, Sonera's ownership amount in AOC could decline to approximately 15%. In addition, after five years Sonera's equity in AOC becomes incrementally exchangeable for equity in Aerial Communications, Inc. or, in certain circumstances, incrementally exchangeable for equity in Telephone and Data Systems, Inc. or cash.

     Minority share of loss of $3.8 million represents Sonera's share of AOC's consolidated net loss from September 8, 1998 (the closing date) to September 30, 1998.

8. Revolving Credit Agreement. The Company entered into a Revolving Credit Agreement with TDS on August 1, 1995, under which all of the outstanding obligations of the Company to TDS are incorporated. Under the terms of the Purchase Agreement, the Revolving Credit Agreement between the Company and TDS, pursuant to which the Company owed TDS $665.0 million as of August 31, 1998, was terminated. A new Revolving Agreement, between AOC and TDS was substituted, under which AOC was indebted to TDS for $665.0 million as of August 31, 1998.

     The new Revolving Credit Agreement between AOC and TDS has the same terms and conditions as the previous Revolving Credit Agreement, as amended, and provides that the amount of any proceeds raised by the Company or AOC in connection with the sale of equity (See Note 7- Minority Investor), or debt will be used to reduce the borrowings under the Revolving Credit Agreement as well as reduce the total amount AOC may borrow under the Revolving Credit Agreement. Additionally, any borrowings under the Nokia 1998 Credit Agreement (See Note 6 - Vendor Financing) concurrently reduces by the same amount the authorized total line of credit available to AOC under the Revolving Credit

     Agreement. Pursuant to these terms, AOC paid to TDS the $200 million it had received from Sonera to reduce its borrowings under the Revolving Credit Agreement.

     The following table summarizes AOC's borrowing capacity under the Revolving Credit Agreement as of September 30, 1998:


     (Dollars in thousands)
     Maximum amount available as of September 30, 1998               $  725,000
     Reduced by : Proceeds from Sonera                                 (200,000)
                Vendor financing under the 1998 Nokia Credit Agreement  (35,000)
                Amount outstanding under the Revolving Credit Agreement
                  as of September 30, 1998                             (484,000)
                                                                      ----------
     Net amount available for borrowing as of
          September 30, 1998                                         $    6,000
                                                                      ==========


     At October 31, 1998, the maximum amount available under the Revolving Credit Agreement was $750 million (prior to reductions for the proceeds from Sonera and vendor financing under the Nokia 1998 Credit Agreement).

     On November 3, 1998, TDS approved an amendment to the Revolving Credit Agreement dated August 31, 1998, between TDS and AOC. This amendment will be executed and delivered after approvals by the boards of directors of the Company and AOC, which are expected to be received in due course. Under the Revolving Credit Agreement, as so amended, AOC will be permitted to borrow up to a maximum amount (the "Maximum Amount"), less the amount of any debt or equity financing obtained by AOC or the Company, including the amount of any borrowings under the Nokia 1998 Credit Agreement. The Maximum Amount under the amended Revolving Credit Agreement will increase from $550 million ($750 million less $200 million in proceeds from Sonera) to $650 million in February 1999. The interest rate under the amended Revolving Credit Agreement will be equal to the Prime Rate announced from time to time by the LaSalle National Bank of Chicago plus 3%. Interest on the balance due under the amended Revolving Credit Agreement will be payable quarterly and no principal will be payable until April 2, 2000. As of November 3, 1998, the Company had $500 million in borrowings outstanding under the Revolving Credit Agreement and $39 million in borrowings under the Nokia 1998 Credit Agreement.

9. Commitments. At September 30, 1998, the Company had orders totaling approximately $5.0 million with Nokia Telecommunications Inc. for network infrastructure equipment. Also, at September 30, 1998, the Company had orders totaling approximately $13.1 million with various handset vendors for handsets and accessories.

10. Tracking Stock Proposal. As disclosed in the Company's 1997 Annual Report on Form 10-K, on December 17, 1997, the Company received a proposal from TDS to acquire all of the issued and outstanding Common Shares of Aerial not already owned by TDS, pursuant to a merger (the "Aerial Merger"), in exchange for shares of TDS tracking stock which are intended to reflect the performance of the Company.

     In January 1998, the Company's Board of Directors created a special committee of the Board (the "Special Committee") to review the proposal from TDS. The Special Committee, consisting of two independent directors of Aerial, engaged a financial advisor and legal advisor to assist in reviewing the proposal. On April 15, 1998, the Company announced that the Special Committee had decided to recommend that Aerial's Board of Directors reject the initial proposal from TDS. The Special Committee advised TDS that it would be prepared to consider a revised proposal. TDS has attempted to seek an agreement to acquire the Aerial Common Shares that it does not own on mutually acceptable terms. TDS has stated that it is actively engaged in ascertaining whether the Tracking Stock Proposal or another alternative is the best vehicle to unlock and build shareholder value and that it is working toward a resolution. There can be no assurance that an agreement will be reached with respect to the Aerial Merger.

                           PART II. OTHER INFORMATION
                           --------------------------
Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         Exhibit 11 - Computation of earnings per common share.

         Exhibit 27 - Financial Data Schedule.

     (b) Reports on Form 8-K filed during the quarter ended September 30, 1998.

     The Company filed a Current Report on Form 8-K dated September 8, 1998, for the purpose of filing the following agreements: (i) an Investment Agreement by and between the Company, TDS, AOC and Sonera, (ii) a Registration Rights Agreement by and between the Company and Sonera, (iii) a Joint Venture Agreement by and between the Company, AOC and Sonera Corporation US., and
     (iv) a Supplemental Agreement by and between Aerial, AOC and Sonera. These agreements relate to the closing of the Purchase Agreement entered into on June 1, 1998, between Aerial Communications, Inc., APT Operating Company (renamed Aerial Operating Co., Inc.), a wholly owned subsidiary of the Company, Telephone and Data Systems, Inc., the parent corporation of the Company, and Sonera Corporation, a limited liability company organized under the laws of Finland and formerly known as Telecom Finland.

                                   SIGNATURES
                                   ----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AERIAL COMMUNICATIONS, INC.
                                       ---------------------------
                                       (Registrant)



Date November 13, 1998                 /s/ Donald W. Warkentin
    -------------------                -----------------------
                                       Donald W. Warkentin
                                       President
                                       (Chief Executive Officer)


Date November 13, 1998                 /s/ J. Clarke Smith
    -------------------                -------------------
                                       J. Clarke Smith
                                       Vice President-Finance and Administration
                                       (Chief Financial Officer)


Date November 13, 1998                 /s/ B. Scott DaiIey
    -------------------                -------------------
                                       B. Scott Dailey
                                       Vice President-Controller
                                       (Principal Accounting Officer)