Form 10-K405
period 1998-12-31
AERIAL COMMUNICATIONS INC
filed 1999-03-31
CIK 1008614

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
       /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

        8410 WEST BRYN MAWR AVENUE, SUITE 1100, CHICAGO, ILLINOIS 60631
              (Address of principal executive offices) (Zip Code)
                 REGISTRANT'S TELEPHONE NUMBER: (773) 399-4200
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                              Title of each class
                          ---------------------------

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___X___

    As of February 26, 1999, the aggregate market value of registrant's Common Shares held by nonaffiliates was approximately $88 million (based upon the closing price of the Common Shares on February 26, 1998, of $7.00, as reported by the NASDAQ).

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 26, 1999, is 31,794,240 Shares, $1 par value, and 40,000,000 Series A Common Shares, $1 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 1998 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held May 7, 1999, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.

--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                   PAGE NUMBER
                                                                 OR REFERENCE(1)
                                                                 ---------------
    Item  Business.............................................         3
      1.

    Item  Properties...........................................        12
      2.

    Item  Legal Proceedings....................................        13
      3.

    Item  Submission of Matters to a Vote of Security
      4.    Holders............................................        13

    Item  Market for Registrant's Common Equity and Related
      5.    Stockholder Matters................................        14(2)

    Item  Selected Financial Data..............................        14(3)
      6.

    Item  Management's Discussion and Analysis of Financial
      7.    Condition and Results of Operations................        14(4)

    Item  Qualitative and Quantitative Disclosures About Market
     7A.    Risk...............................................        14(4)

    Item  Financial Statements and Supplementary Data..........        14(5)
      8.

    Item  Changes in and Disagreements with Accountants on
      9.    Accounting and Financial Disclosure................        14

    Item  Directors and Executive Officers of the Registrant...        15(6)
     10.

    Item  Executive Compensation...............................        15(7)
     11.

    Item  Security Ownership of Certain Beneficial Owners and
     12.    Management.........................................        15(8)

    Item  Certain Relationships and Related Transactions.......        15(9)
     13.

    Item  Exhibits, Financial Statement Schedules and Reports
     14.    on Form 8-K........................................        16

------------------------

(1) Parenthetical references are to information incorporated by reference from the registrant's Exhibit 13, which includes portions of its Annual Report to Shareholders for the year ended December 31, 1998 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held on May 7, 1999 ("Proxy Statement").

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

(9) Proxy Statement section entitled "Certain Relationships and Related Transactions."

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

AERIAL COMMUNICATIONS, INC.
8410 WEST BRYN MAWR AVENUE - SUITE 1100 - CHICAGO, IL 60631

    [LOGO]
TELEPHONE (773) 399-4200
--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

COMPANY

    Aerial Communications, Inc. (the "Company" or "Aerial"), [NASDAQ: AERL] together with its subsidiaries, is a provider of Personal Communications Services ("PCS") in the Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus (Ohio) Major Trading Areas ("MTAs") (collectively, the "PCS Markets"). The PCS Markets include approximately 27.7 million population equivalents ("POPs"). The Company has constructed networks for its PCS Markets using Global System for Mobile Communication ("GSM") technology. The Company has commenced service in all its markets. By year end 1998, the Company had expanded its system coverage to total more than 80% of the six MTAs' total population.

    The Company was formed in 1991 under Delaware law as a wholly-owned subsidiary of Telephone and Data Systems, Inc. [AMEX: TDS] and was formerly named American Portable Telecom, Inc. In November 1996 the Company changed its name to Aerial Communications, Inc. TDS owned 59,086,000 shares of Common Stock of the Company at December 31, 1998, representing 82.3% of the combined total of the Company's outstanding Common and Series A Common Shares and 98.0% of the voting power.

    PCS is the term used to describe the wireless telecommunications services that are offered by those companies that acquired licenses for radio spectrum (frequency range 1850-1990 MHz) in the Federal Communications Commission ("FCC") auctions and are the newest entrants in the wireless telecommunications market. PCS competes directly with existing cellular telephone, paging and specialized mobile radio services. PCS providers were the first in most markets to offer mass market all-digital mobile networks. In addition, the Company believes PCS providers may be among the first to be able to offer mass market wireless local loop applications, in competition with switched and direct access local telecommunications services.

    The Company's strategic goal is to take full advantage of the potential of wireless telecommunications. The Company sees an opportunity for significant growth in the wireless telecommunications market through the shift of existing wireless usage patterns from applications focused on business use, special occasions and emergencies to much broader applications for everyday use. The Company is structured to meet the increasingly competitive challenges of the wireless telecommunications marketplace, and has a marketing-oriented approach focused on serving its customers and their needs. Since the introduction of cellular telephone service in 1983, the demand for wireless telecommunications services has grown dramatically as cellular, paging and other emerging wireless personal communications services have become widely available and increasingly affordable. As of December 31, 1998, there were an estimated 70 million domestic wireless telephone subscribers (representing both cellular and PCS customers), which represented U.S. market penetration of approximately 25%.

    During 1996 and early 1997, the Company contracted for network equipment, billing systems, support software and the equipment and services necessary to launch service. Additionally during this period, the Company completed the design for its PCS networks, acquired and built out the switching centers serving each market, leased and built out a National Operations Center, leased or purchased the cell sites required to launch service and commenced zoning and building the sites. The Columbus MTA launched service on March 27, 1997. The Company's five remaining MTAs launched service during the second quarter of 1997. Across all six markets, the Company launched with approximately 600 cell sites in service. The Company had 1,180 cell sites in service by the end of 1998. The coverage of the Company's PCS networks includes the major metropolitan areas within the PCS Markets, as well as portions of the major highway corridors extending out from those areas.

    In November 1996, the Company entered into a Member Control Agreement ("Agreement") forming a joint venture with Rural Cellular Corporation ("RCC"), the Wireless Alliance, LLC ("WALLC"), to build out certain rural areas covering approximately 925,000 POPs in the Minneapolis MTA. The Company has contributed 20 MHz of its Minneapolis MTA license covering certain territories as defined in the Agreement in return for a 49% equity interest in the joint venture. RCC built the network and is responsible for the ongoing operations. The WALLC launched service in 1998. The joint venture purchases services such as network switching from the Company. The network uses GSM technology.

    On September 8, 1998, pursuant to the terms of a Purchase Agreement dated June 1, 1998, Sonera Ltd. ("Sonera"), formerly Telecom Finland Ltd., made a $200 million investment in Aerial Operating Company, Inc. ("AOC"), a then wholly-owned subsidiary of the Company. Sonera purchased approximately 2.4 million shares of common stock of AOC at a price of approximately $83 per share representing a 19.4% equity interest in AOC. Sonera's equity ownership amount in AOC is subject to adjustment based on Aerial's 20-day average stock price during the three years commencing September 8, 1998. Depending on the level of increase in the stock price, Sonera's ownership amount in AOC could decline to approximately 15%. Sonera has the right, subject to adjustment under certain circumstances, to exchange each share of AOC common stock which it owns for
6.72919 Common Shares of Aerial. Upon the exchange of all of the AOC shares, Sonera would own an 18.452% equity interest in Aerial, reflecting a purchase price equivalent to $12.33 per Common Shares of Aerial (the "Equivalent Purchase Price"). In addition to exchanging AOC common stock for Aerial Common Shares, Sonera's equity in AOC could be exchanged incrementally, in certain circumstances, for equity in TDS or cash or any combination of TDS equity, Aerial equity and cash.

PROPOSED TDS CORPORATE RESTRUCTURING

    In December 1997, Aerial received a proposal from TDS to acquire all of the issued and outstanding Common Shares of Aerial not already owned by TDS. The proposal was part of TDS's proposed corporate restructuring which included issuing three new classes of common stock (commonly known as "tracking" stock) and changing the state of incorporation of TDS from Iowa to Delaware. The three new classes of stock were intended to separately reflect the performance of TDS's cellular telephone, landline telephone and personal communications services businesses.

    In December 1998, TDS announced the withdrawal of its offer to exchange tracking stock for the outstanding common shares of Aerial which it did not own. TDS also announced that it was pursuing a tax-free spin-off of its 82.3% interest in Aerial, as well as reviewing other alternatives. TDS intends to ask the Internal Revenue Service ("IRS") to rule on the tax-free status of such a distribution. There are a number of conditions that must be met for a spin-off to occur, including a receipt of a favorable IRS ruling, final approval by the TDS Board, certain government and third party approvals and review by the Securities and Exchange Commission ("SEC") of appropriate SEC filings. TDS intends to seek shareholder approval of a proposal to distribute Aerial Series A Common Shares, on a pro-rata basis, to holders of TDS Series A Common Shares and Aerial Common Shares, on a pro-rata basis, to holders of TDS Common Shares. There can be no assurance that a spin-off will be consummated or that other alternatives will not be pursued. Prior to any spin-off, it is expected that Aerial will seek additional financing so that Aerial would have the appropriate capitalization to operate as a stand-alone entity. In connection with such financing, all or a portion of Aerial's debt to TDS may be converted into equity.

    Following the announcement by TDS in December 1998, that it intended to distribute to its shareholders all of the capital stock of Aerial that it owns, and that Aerial would seek additional financing from sources other than TDS in connection therewith, Sonera contacted TDS to express certain concerns about the announcement. Sonera has asserted that the TDS announcement reflects a change in circumstances that warrant the renegotiation of certain matters related to its investment in AOC, including an adjustment in the Equivalent Purchase Price, and has raised the possibility of litigation in connection therewith. TDS and Aerial intend to attempt to reach a mutually acceptable resolution of the concerns raised by Sonera. There can be no assurance that this matter will not lead to litigation, or that it will not have a material adverse effect on Aerial or on the plans relating to the refinancing and spin-off of Aerial.

WIRELESS TELECOMMUNICATIONS INDUSTRY

    OVERVIEW. Wireless service is currently available using analog or digital technology. Traditionally wireless services transmited voice and data signals over analog-based networks by varying the amplitude or frequency of one continuous electronic signal transmitted over a single radio channel. Analog technology currently has several limitations, including inconsistent service quality, lack of privacy, limited capacity and less reliability in transferring data without errors. The Company has chosen GSM, which utilizes a digital technology, for use in the PCS Markets. Digital systems convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This additional capacity, along with improvements in digital protocols, allows digital-based wireless technologies to offer new and enhanced services, such as greater call privacy and more robust data transmission features, such as "mobile office" applications (including facsimile, electronic mail and wireless connections to computer/data networks, including the Internet).

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

    GSM is not compatible with other PCS or cellular technologies. However, compatibility can be achieved through the use of handsets that support multiple technologies. The Company expects that compatibility between GSM and the existing analog cellular systems will be achieved with the use of dual-mode handsets. Aerial expects to launch its dual-mode service in 1999.

    To date, seventeen North American PCS companies are providing commercial GSM service. GSM systems are currently in commercial operation in over 2,400 North American cities with more than 3 million customers. The Company anticipates that its customers will be able to roam substantially throughout the United States, either on other GSM-based PCS networks or by using dual-mode handsets that can also be used on existing cellular networks.

    The Company is a member of the North American GSM Alliance LLC ("GSM Alliance"), an all-digital wireless PCS network of U.S. and Canadian carriers. The GSM Alliance was established to create a national network and develop seamless wireless communications for customers, whether at home, away or abroad. The GSM Alliance's collaborative efforts focus on serving the wireless customer efficiently by addressing the areas of roaming, customer care, national distribution and data communications. The Company is also a member of the GSM Capital Limited Partnership. The partnership was formed to make investments in companies mainly engaged in the wireless communications industry using the GSM platform, that are in a development or expansion stage, or whose securities trade in an organized market. The Company is also a part of the GSM North America consortium, which is the North American interest group for the GSM Association. Formed in 1995, GSM North America brings together service providers and equipment manufacturers to identify and resolve issues related to making GSM the premier PCS digital technology.

SOURCES OF EQUIPMENT

    The Company does not manufacture any of the GSM network equipment, handsets or accessories ("equipment") used or anticipated to be used in its operations. The equipment the Company uses or anticipates to use is available from multiple sources, and the Company anticipates such equipment will continue to be available to the Company in the foreseeable future, consistent with normal manufacturing and delivery lead times. As GSM uses an open system architecture, and due to the fact that GSM has well-developed features, software systems and equipment that are available "off the shelf", the Company is able to design its GSM networks and systems without being dependent upon any single manufacturing source. Nokia Telecommunications Inc. has been the Company's sole supplier of digital radio channel and switching infrastructure equipment during the initial build-out of its PCS networks. The

Company's current handset vendors are Nokia Mobile Phones, Inc., Motorola Inc., and Mitsubishi Wireless Communications, Inc.

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

    The Company's two primary sources of revenues are similar to those available to other cellular system providers. Service revenue primarily consists of charges for access, airtime and value-added services provided to the Company's retail customers who use the network operated by the Company, and charges for long-distance calls made on the Company's systems. Service revenue also consists of charges to customers of other wireless carriers who use the Company's PCS network when roaming (outcollect roaming revenue). Equipment sales revenue consists of the sale of handsets and related accessories to retailers, independent agents and end user customers. At December 31, 1998, the Company had 311,900 customers. Service revenues and equipment sales revenues totaled $123.6 million and $31.5 million, respectively, for the year ended December 31, 1998.

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

    ENHANCED SECURITY. The Company's service provides greater security from eavesdropping and cloning than analog wireless service. Greater conversation security is provided by the encryption code of the digital GSM signal. Greater fraud protection is provided because GSM handsets require the use of a Smart Card with a sophisticated authentication scheme, the replication of which is virtually impossible.

    As the market for wireless telecommunications services continues to develop, the Company expects to offer advanced wireless applications such as mobile data services, wireless private branch exchange applications, wireless local loop services and other individually customized wireless products and services.

MARKETING AND DISTRIBUTION

    The Company's marketing objective is to create demand for its PCS service by clearly differentiating its service offerings. The Company believes the strength of its marketing efforts are a key contributor to its success. The Company has developed overall marketing strategies as well as certain, specific local marketing strategies for each PCS Market.

    The Company's mass marketing efforts emphasize the value of the Company's services and its "fairness" to customers and are supported by heavily promoting the Aerial brand name. This is supported by a substantial advertising program.

    The Company offers its services and products through traditional cellular sales channels as well as through new, lower cost channels which increase the quality of the typical sale. The Company utilizes traditional sales channels which include mass merchandisers and retail outlets, company retail stores, sales agents and a direct sales force. National distributors include Best Buy, Office Depot, Staples and Ritz Camera. The Company currently also distributes its services and products through over 90 company retail locations (mall stores, strip mall stores and kiosks). Based in part upon the remote activation feature of the GSM Smart Card, the Company also intends to develop distribution innovations such as simplified retail sales processes and lower-cost channels which include inbound telesales, affinity marketing programs, and via the Internet.

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

    The Company competes directly with up to five other PCS providers in each of its PCS Markets. The other successful bidders in the FCC's broadband Block A and Block B PCS auction in each of the six PCS Markets were PCS PrimeCo (Houston and Tampa-St. Petersburg-Orlando), Sprint Spectrum (Minneapolis, Pittsburgh and Kansas City) and AT&T Wireless Services, Inc. (Columbus). The existing cellular providers in the PCS Markets, most of which have an infrastructure in place and have been operational for a number of years, have, in most cases, upgraded their networks to provide comparable services in competition with the Company. Principal cellular providers in the PCS Markets are AT&T Wireless Services, Inc., BellSouth Mobility, Inc., GTE Mobile Communications Corporation, AirTouch Communications, Inc., Southwestern Bell, Bell Atlantic-NYNEX Mobile and Ameritech Cellular. Additionally, the Company competes with SMR provider Nextel Communications, Inc. in each of its six PCS Markets.

    The Company also competes with other communications technologies that now exist, such as paging, enhanced specialized mobile radio ("ESMR") and global satellite networks. In the future, cellular service and PCS will also compete more directly with traditional landline telephone service providers and with cable operators who expand into the offering of traditional communications services over their cable systems.

    All of such competition is intense. There can be no assurance that the Company will be able to compete successfully in this environment or that new technologies and products that are more commercially effective than the Company's technologies and products will not be developed. In addition, many of the Company's competitors have substantially greater financial, technical, marketing, sales and distribution resources than those of the Company and have significantly greater experience than the Company in testing new or improved telecommunications products and services and obtaining regulatory approvals. Some competitors are expected to market other services, such as cable television access, with their wireless telecommunications service offerings. Several of the Company's competitors are operating, or planning to operate, through joint ventures and affiliation arrangements, wireless telecommunications networks that cover most of the United States.

    The Company anticipates that market prices for two-way wireless services generally will continue to decline in the future based on increased competition. The Company will compete to attract and retain customers principally on the basis of services and enhancements, its customer service, the size and location of its service areas and pricing. The Company's ability to compete successfully will also depend, in part, on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors, which could adversely affect the Company's operating margins.

REGULATION

    REGULATORY ENVIRONMENT. The FCC regulates the licensing, construction, operation and acquisition of wireless telecommunications systems in the United States pursuant to the Communications Act of

1934, as amended, and the rules, regulations and policies promulgated by the FCC thereunder (the "Communications Act"). Under the Communications Act, the FCC is authorized to allocate, grant and deny licenses for PCS frequencies, establish regulations governing the interconnection of PCS networks with wireline and other wireless carriers, grant or deny license renewals and applications for transfer of control or assignment of PCS licenses, and impose fines and forfeitures for any violations of FCC regulations.

    In addition, the Telecommunications Act of 1996 (the "1996 Act"), which amended the Communications Act, mandates significant changes in existing telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulations of the telecommunications industry to remove regulatory burdens, as competition develops and makes regulation less necessary. The FCC promulgated and continues to promulgate regulations governing construction and operation of wireless carriers, licensing (including renewal of licenses) and technical standards for the provision of PCS services under the Communications Act, and is implementing the legislative objectives of the 1996 Act, as discussed below.

    PCS LICENSING. The FCC established PCS service areas in the United States and its possessions and territories based upon Rand McNally's market definition of 51 MTAs comprised of 493 smaller BTAs. Each MTA consists of at least two BTAs.

    The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed broadband PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, each of which is allocated to serve either MTAs or BTAs. The spectrum allocation includes two 30 MHz blocks ("A" and "B" Blocks) licensed for each of the 51 MTAs, one 30 MHz block ("C" Block) licensed for each of the 493 BTAs, and three 10 MHz blocks ("D," "E" and "F" Blocks) licensed for each of the 493 BTAs. A PCS license has been awarded for each MTA and substantially all of the BTAs in every block, for a total of more than 1,500 licenses. This means that in any PCS service area as many as six licensees could be operating separate PCS networks. Under the FCC's rules, a broadband PCS licensee may own combinations of licenses with total aggregate spectrum coverage of up to 45 MHz in a single geographic area. The FCC adopted comprehensive rules that outlined the bidding process, described the bidding application and payment process, established penalties for certain bid withdrawals, default or disqualification and established regulatory safeguards.

    Several auction winners have filed for bankruptcy. Other winners tendered approximately 450 licenses acquired in auctions to the FCC for cancellation in 1998. These licenses are scheduled to be reauctioned starting in March of 1999.

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

    The grants of licenses to the Company are conditioned upon timely compliance with the FCC's build-out requirements, I.E., coverage of one-third of the population of a PCS market within five years of initial license grant and coverage of two-thirds of that population within ten years. The Company has exceeded the buildout requirements for both the five year and ten year stages for each of its MTAs.

    The FCC also imposes a requirement that all licensees register and obtain FCC registration numbers for all of their antenna towers which require prior Federal Aviation Administration ("FAA") clearance. All broadband PCS transmitting facilities of the Company also must comply with federal "radio frequency (RF) radiation requirements." The Company has complied with and continues to comply with the antenna registration and RF radiation requirements.

    The FCC enhanced 911 ("E911") regulations require broadband PCS operators to "be capable of transmitting 911 calls from individuals with speech or hearing disabilities through the use of Text Telephone Devices ("TTY")." TTY equipment currently, however, is not compatible with digital wireless systems such as the Company's. Consequently, on December 4, 1998, Aerial filed a petition with the FCC requesting a waiver of the applicability of the TTY connectivity requirement to the Company's digital system. On December 30, 1998, the FCC granted the Company, along with over 100 other wireless operators, a temporary waiver of the regulation. Equipment manufacturers are developing hardware and software that will make TTY devices compatible with the digital wireless technologies used by the Company and other wireless service providers. The Company is working with manufacturers and other members of the wireless industry in developing solutions for users of TTY devices.

    The E911 regulations also require broadband PCS operators to determine the approximate location of persons making the emergency calls. On February 5, 1999, the Company filed a petition requesting a waiver to clarify that handset based location technology will meet the FCC's E911 location requirements. A waiver will enable the Company to be compliant with the location requirements by introducing new handsets that have the capability of being located rather than installing very expensive upgraded equipment throughout the Company's entire network. The Company's waiver and dozens of other wireless operators' waiver requests are pending before the FCC.

    The FCC licenses granted to the Company are issued for a ten-year period expiring June 23, 2005, and may be renewed. In the event challengers file competing applications in response to any of the Company's renewal filings, the FCC has rules and regulations providing that the application of the licensee seeking renewal will be granted and the application of the challenger will not be considered in the event that the broadband PCS licensee involved has (i) provided "substantial" service, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal" and (ii) substantially complied with FCC rules, policies and the Communications Act. Although the Company is unaware of any circumstances which would prevent the approval of any future renewal applications, there can be no guarantee that the Company's licenses will be renewed by the FCC in the future. Moreover, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC does have the authority to restrict the operation of licensed facilities or revoke or modify licenses.

    The FCC has proceedings in process which could open up other frequency bands for wireless telecommunications and PCS-like services. There can be no assurance that such proceedings will not result in additional wireless competition.

    In addition, there are citizenship requirements, assignment requirements and other federal rules and regulations that may affect the business of the Company.

    RECENT EVENTS. There are certain regulatory proceedings currently pending before the FCC that are of particular importance to the broadband PCS industry.

    The FCC is expected to give the telecommunications industry guidance as to the implementation of the Communications Assistance for Law Enforcement Act ("CALEA"). Due to a conflict between manufacturing standards and law enforcement requirements, the FCC extended the compliance date to June 30, 2000.

    The FCC has adopted a limited expansion of the obligation of cellular carriers to serve the subscribers of broadband PCS providers, among others, even though neither the subscribers or the PCS providers involved have a pre-existing service relationship with such cellular carrier. Under these new policies, broadband PCS providers may offer their subscribers handsets which are capable of operating over broadband PCS and cellular networks so that when their subscribers are out of range of broadband PCS networks, they will be able to obtain non-automatic access to cellular networks. The FCC expects that implementation of these roaming capabilities will promote competition between broadband PCS and cellular service providers. The FCC is considering whether all cellular, broadband PCS and certain SMR providers should be required to provide "automatic" roaming service to other providers (i.e., carrier-to-carrier roaming service) during a five year period commencing after the last group of initial broadband PCS licenses are awarded which is expected to occur in 1999.

    The FCC has adopted requirements which will make it possible for subscribers to retain, subject to certain geographic and other limitations, their existing telephone numbers when they switch from one service provider to another. This numbering portability will include switching between local exchange carrier ("LEC") and other wireline providers, between wireless service providers and between LEC/ wireline and wireless providers. LECs in the 100 largest MSAs had implementation deadlines by the end of 1998 at those switches which received specific requests for numbering portability. The FCC recently extended the compliance date for cellular, broadband PCS, and certain other wireless providers to November 24, 2002.

    The FCC also has pending proceedings: (1) to ensure that the customers of wireless providers, among others, receive complete, accurate and understandable bills, (2) to establish effective safeguards to protect against unauthorized access to certain customer information (i.e., CPNI), (3) to retain, relax or repeal its 45 MHZ spectrum cap on the amount of broadband PCS and cellular spectrum which entities under common ownership or control may hold in any single market and its related cellular cross-interest restrictions, (4) to devise guidelines for the operation and administration of universal service support mechanisms as applied to wireless providers, and (5) to implement requirements for wireless providers to set rates for interstate interexchange services in each state at levels no higher than the rates charged to subscribers in any other state.

    The FCC also is continuing to implement the 1996 Act. The 1996 Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a Federal-State Joint Board. Much of this implementation has and continues to be proceeding in numerous, concurrent proceedings with aggressive deadlines. The Company cannot predict the full extent and nature of developments of the 1996 Act which will depend, in part, upon interrelationships among state and federal regulators.

    The primary purpose and effect of the 1996 Act is to open all telecommunications markets to competition -- including local telephone service. The 1996 Act makes most direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

    Only narrow powers over competitive entry are left to state and local authorities. Each state retains the power to impose competitively neutral requirements that are consistent with the 1996 Act's universal service provision and necessary for universal services, public safety and welfare, continued service quality and consumer rights.

    The 1996 Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The 1996 Act also requires universal service to schools, libraries and rural health facilities at discounted rates. In a series of orders adopted in 1997, the FCC established universal service support mechanisms which require telecommunications providers, including all wireless carriers, to contribute. The Company has made the required Universal Service Worksheet filings and makes the required periodic payments.

    Since enactment, the FCC has adopted orders implementing certain local competition provisions of the 1996 Act. The FCC found that broadband PCS and certain other wireless providers that are entitled to reciprocal compensation, may not be charged for LEC-originated traffic or for code opening/per-number fees, and may obtain LEC interconnection subject to the terms of the 1996 Act. Appeals were taken to the United States Supreme Court from these FCC orders by numerous parties alleging that the FCC has exceeded its statutory mandate, among other matters. On January 25,1999, the U.S. Supreme Court upheld the FCC's general jurisdiction to implement the local competition provisions of the 1996 Act.

    STATE AND LOCAL REGULATION The scope of state regulatory authorities covers such matters as the terms and conditions of interconnection between LECs and wireless carriers with respect to intrastate services, customer billing information and practices, billing disputes, other consumer protection matters, facilities construction issues and transfers of control, among other matters. In these areas, particularly the terms and conditions of interconnection between LECs and wireless providers, the FCC and state regulatory authorities share regulatory responsibilities with respect to interstate and intrastate issues, respectively.

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

    The Company and its subsidiaries have been and intend to remain active participants in proceedings before the FCC and before state regulatory and zoning authorities. Proceedings with respect to the foregoing policy issues before the FCC and state regulatory authorities could have significant impacts on the competitive market structure among wireless providers and the relationships between wireless providers and other carriers. The Company is unable to predict the scope, pace, or financial impact of policy changes which could be adopted in these proceedings.

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

EMPLOYEES

    As of December 31, 1998, the Company had a total of 1,907 employees. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

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

    IMPORTANT FACTORS THAT MAY AFFECT THESE PROJECTIONS OR EXPECTATIONS INCLUDE, BUT ARE NOT LIMITED TO: CHANGES IN THE OVERALL ECONOMY; CHANGES IN COMPETITION IN THE COMPANY'S MARKETS; ADVANCES IN TELECOMMUNICATIONS TECHNOLOGY; CHANGES IN THE TELECOMMUNICATIONS REGULATORY ENVIRONMENT; PENDING AND FUTURE LITIGATION; AVAILABILITY OF FUTURE FINANCING; UNANTICIPATED CHANGES IN GROWTH IN PCS CUSTOMERS, PENETRATION RATES, CHURN RATES AND THE MIX OF PRODUCTS AND SERVICES OFFERED IN THE COMPANY'S MARKETS AND UNANTICIPATED PROBLEMS WITH THE YEAR 2000 ISSUE. READERS SHOULD EVALUATE ANY STATEMENTS IN LIGHT OF THESE IMPORTANT FACTORS.

ITEM 2. PROPERTIES

    The Company currently leases office and warehouse space in each of its PCS Markets as well as office space for its corporate headquarters in Chicago, customer service center in Kansas City and National Operations Center in Tampa. The Company also has leases for its retail store locations and leases certain cell sites for its digital radio channel (or "BTS") equipment on land, buildings and other fixed structures at various rentals for various terms. As of December 31, 1998, the Company had 1,180 cell sites in service across all its PCS markets. The leases provide for monthly rentals at market rates and expire, subject to renewal options, on various dates through 2021. The Company owns all five of its switch site buildings serving each of the PCS Markets (the Pittsburgh switch also serves the Columbus market).

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved from time to time in routine legal and regulatory proceedings incidental to its business. The Company does not believe that such routine legal and regulatory proceedings will have, individually or in the aggregate, a material adverse effect on the Company. However, concerns raised by Sonera Ltd. about the spin-off announcement made by TDS have indicated the possibility of litigation. See Item 1. Business--Proposed TDS Corporate Restructuring.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of securities holders during the fourth quarter of fiscal year 1998.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Incorporated herein by reference from Exhibit 13, Annual Report section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Market Risk."

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

--------------------------------------------------------------------------------
                                    PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as a part of this report:

(a) (1) Financial Statements

    Consolidated Statements of Operations..........................  Annual Report*
    Consolidated Statements of Cash Flows..........................  Annual Report*
    Consolidated Balance Sheets....................................  Annual Report*
    Consolidated Statements of Changes in Shareholders' Equity.....  Annual Report*
    Notes to Consolidated Financial Statements.....................  Annual Report*
    Report of Independent Public Accountants.......................  Annual Report*

------------------------

*   Incorporated herein by reference from Exhibit 13.

    (2) Schedules

                                                                                    LOCATION
                                                                                    --------

Report of Independent Public Accountants on Financial Statement Schedule..........  page 18

II.    Valuation and Qualifying Accounts for each of the Three Years in the Period
       Ended December 31, 1998....................................................  page 19

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

EXHIBIT
 NUMBER   DESCRIPTION
--------  ----------------------------------------------------------------------
 10.8 Aerial Communications, Inc. 1996 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit 99.1 to the Company's registration statement on Form S-8 (Registration No 333-06471).
 10.9 Description of Terms of Signing Letter with Donald W. Warkentin dated June 7, 1995, is hereby incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
 10.10 Aerial Communications, Inc. Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 99.1 to the Company's Form S-8 dated May 2, 1997 (Registration No. 333-26429).
 10.11 Description of Supplemental Benefit Agreement with Donald W. Warkentin dated August 2, 1996, is hereby incorporated by reference to Exhibit
          10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
 10.12 Amendment to the Aerial Communications, Inc. 1996 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.2 of the Company's Form S-8 dated April 30, 1998 (Registration No. 333-51561).

(b) Reports on Form 8-K filed during the quarter ended December 31, 1998.

    On November 9, 1998, the Company filed a Current Report on Form 8-K dated June 30, 1998, for the purpose of filing a redacted copy of the June 30, 1998, Credit Agreement between Nokia Telecommunications Inc., and the Company.

    The Company filed a Current Report on Form 8-K dated December 18, 1998, for the purpose of filing the news release dated December 18, 1998, concerning the Company's announcement that the offer from its parent company, Telephone and Data Systems, Inc. [AMEX: TDS], to acquire all of the issued and outstanding Common Shares of the Company not already owned by TDS had been withdrawn. TDS said that it is pursuing a tax free spin-off of its 82.3% interest in Aerial, as well as reviewing other alternatives.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of AERIAL COMMUNICATIONS, INC.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Aerial Communications, Inc. and Subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1999 (except with respect to the matter discussed in Note 10, as to which the date is March 15, 1999). Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in Item 14 (a) (2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 27, 1999
(except with respect to the matter discussed in Note 10, as to which the date is March 15, 1999)

AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                          COLUMN C
                                                                            COLUMN B     ADDITIONS                   COLUMN E
                                                                           BALANCE AT    CHARGED TO                 BALANCE AT
                                COLUMN A                                  BEGINNING OF   COSTS AND     COLUMN D       END OF
                              DESCRIPTION                                    PERIOD       EXPENSES    DEDUCTIONS      PERIOD
------------------------------------------------------------------------  ------------  ------------  -----------  ------------
FOR THE YEAR ENDED DECEMBER 31, 1998
  Valuation Allowance for Deferred Tax Assets...........................  $    129,412  $    148,370  $        --  $    277,782
  Allowance for Doubtful Accounts deducted from Accounts Receivable.....         7,252        23,239       24,616         5,875
FOR THE YEAR ENDED DECEMBER 31, 1997
  Valuation Allowance for Deferred Tax Assets...........................        15,029       114,383           --       129,412
  Allowance for Doubtful Accounts deducted from Accounts Receivable.....            --         7,252           --         7,252
FOR THE YEAR ENDED DECEMBER 31, 1996
  Valuation Allowance for Deferred Tax Assets...........................  $      1,291  $     13,738  $        --  $     15,029

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AERIAL COMMUNICATIONS, INC.

                                                By:                 /S/ DONALD W. WARKENTIN
                                                           ------------------------------------------
                                                                      Donald W. Warkentin
                                                              PRESIDENT (CHIEF EXECUTIVE OFFICER)

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

Dated: March 30, 1999

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

                    SIGNATURE                                  TITLE(S)                     DATE
--------------------------------------------------  ------------------------------  ---------------------
             /s/ DONALD W. WARKENTIN                DIRECTOR                           March 30, 1999
        ----------------------------------
               Donald W. Warkentin

               /s/ J. CLARKE SMITH                  DIRECTOR                           March 30, 1999
        ----------------------------------
                 J. Clarke Smith

            /s/ LEROY T. CARLSON, JR.               CHAIRMAN AND DIRECTOR              March 30, 1999
        ----------------------------------
              LeRoy T. Carlson, Jr.

               /s/ LEROY T. CARLSON                 DIRECTOR                           March 30, 1999
        ----------------------------------
                 LeRoy T. Carlson

               /s/ SANDRA L. HELTON                 DIRECTOR                           March 30, 1999
        ----------------------------------
                 Sandra L. Helton

             /s/ RUDOLPH E. HORNACEK                DIRECTOR                           March 30, 1999
        ----------------------------------
               Rudolph E. Hornacek

                /s/ JAMES BARR III                  DIRECTOR                           March 30, 1999
        ----------------------------------
                  James Barr III

             /s/ WALTER C.D. CARLSON                DIRECTOR                           March 30, 1999
        ----------------------------------
               Walter C.D. Carlson

                /s/ JOHN D. FOSTER                  DIRECTOR                           March 30, 1999
        ----------------------------------
                  John D. Foster

            /s/ THOMAS W. WILSON, JR.               DIRECTOR                           March 30, 1999
        ----------------------------------
              Thomas W. Wilson, Jr.

                    SIGNATURE                                  TITLE(S)                     DATE
--------------------------------------------------  ------------------------------  ---------------------
                /s/ MATTI MAKKONEN                  DIRECTOR                           March 30, 1999
        ----------------------------------
                  Matti Makkonen

               /s/ PERTTI MIETTUNEN                 DIRECTOR                           March 30, 1999
        ----------------------------------
                 Pertti Miettunen

--------------------------------------------------------------------------------
                                 EXHIBIT INDEX
--------------------------------------------------------------------------------

EXHIBIT
  NO.                                  DESCRIPTION
--------  ----------------------------------------------------------------------

  3.1 Restated Certificate of Incorporation of the Company, is hereby incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1997.

  3.2     Restated Bylaws of the Company.

  4.1     Trust Indenture Agreement dated as of November 4, 1996, between the
          Company as issuer, TDS as guarantor, and The First National Bank of Chicago, as trustee for the Company's Series A Zero Coupon Notes, due
          2006, is hereby incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated November 4, 1996.

  4.2     Trust Indenture Agreement dated as of February 5, 1998, between the
          Company as issuer, TDS as guarantor, and The First National Bank of Chicago, as trustee for the Company's Series B Zero Coupon Notes, due
          2008, is hereby incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated February 5, 1998.

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

  9.1(d) Amendment dated as of May 22, 1998, to the Voting Trust Agreement dated as of June 30, 1989, as amended, is hereby incorporated by reference to Exhibit 99.3 to TDS's Current Report on Form 8-K filed on
          June 5, 1998.

 10.1 Form of Exchange Agreement between the Company and TDS, is hereby incorporated by reference to Exhibit 10.1 to the Company's Amendment
          No. 1 to Form S-1 (Registration No. 333-1514).

 10.2 Form of Cash Management Agreement between the Company and TDS, is hereby incorporated by reference to Exhibit 10.5 to the Company's
          Amendment No. 1 to Form S-1 (Registration No. 333-1514).

 10.3 Form of Intercompany Agreement between the Company and TDS, is hereby incorporated by reference to Exhibit 10.6 to the Company's Amendment
          No. 1 to Form S-1 (Registration No. 333-1514).

 10.4 Form of Registration Rights Agreement between the Company and TDS, is hereby incorporated by reference to Exhibit 10.7 to the Company's
          Amendment No. 1 to Form S-1 (Registration No. 333-1514).

 10.5 Form of Insurance Cost Sharing Agreement between the Company and TDS, is hereby incorporated by reference to Exhibit 10.8 to the Company's
          Amendment No. 1 to Form S-1 (Registration No. 333-1514).

 10.6 Form of Employee Benefit Plans Agreement between the Company and TDS, is hereby incorporated by reference to Exhibit 10.9 to the Company's
          Amendment No. 1 to Form S-1 (Registration No. 333-1514).

EXHIBIT
  NO.                                  DESCRIPTION
--------  ----------------------------------------------------------------------
 10.7*    PCS Infrastructure Supply Contract dated as of March 1, 1996, between the Company and Nokia Telecommunications Inc., is hereby incorporated by reference to Exhibit 10.13 to the Company's Amendment No. 1 to Form
          S-1 (Registration No. 333-1514).

 10.8 Aerial Communications, Inc. 1996 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit 99.1 to the Company's registration statement on Form S-8 (Registration No 333-06471).

 10.9     Description of Terms of Signing Letter with Donald W. Warkentin dated
          June 7, 1995, is hereby incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December
          31, 1996.

 10.10    Aerial Communications, Inc. Compensation Plan for Non-Employee
          Directors is hereby incorporated by reference to Exhibit 99.1 to the Company's Form S-8 dated May 2, 1997 (Registration No. 333-26429).

 10.11 Description of Supplemental Benefit Agreement with Donald W. Warkentin dated August 2, 1996, is hereby incorporated by reference to Exhibit
          10.17 to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1997.

 10.12    Amendment to the Aerial Communications, Inc. 1996 Long-Term Incentive
          Plan is hereby incorporated by reference to Exhibit 99.2 of the Company's Form S-8 filed on April 30, 1998 (Registration No.
          333-51561).

 10.13    Investment Agreement by and between the Company, Telephone & Data
          Systems, Inc., Aerial Operating Company, Inc. and Sonera Ltd. is hereby incorporated by reference to Exhibit 99.2 of the Company's Form
          8-K dated September 8, 1998 and filed on September 17, 1998.

 10.14    Registration Rights Agreement by and between the Company and Sonera
          Ltd. is hereby incorporated by reference to Exhibit 99.3 of the Company's Form 8-K dated September 8, 1998 and filed on September 17,
          1998.

 10.15    Joint Venture Agreement by and between the Company, Aerial Operating
          Company, Inc. and Sonera Corporation U.S., is hereby incorporated by reference to Exhibit 99.4 of the Company's Form 8-K dated September 8,
          1998 and filed on September 17, 1998.

 10.16    Supplemental Agreement by and between the Company, Aerial Operating
          Company, Inc. and Sonera Ltd. is hereby incorporated by reference to
          Exhibit 99.5 of the Company's Form 8-K dated September 8, 1998 and filed September 17, 1998.

 10.17 Restated and amended Tax Allocation Agreement by and between the Company, Aerial Operating Company, Inc. and Telephone and Data
          Systems, Inc., is hereby incorporated by reference to Exhibit 99.6 of the Company's Form 8-K dated September 8, 1998 and filed September 17,
          1998.

 10.18    Guaranty Agreement by and between the Company and Telephone and Data
          Systems, Inc., dated August 31, 1998, is hereby incorporated by reference to Exhibit 99.7 of the Company's Form 8-K dated September 8,
          1998 and filed on September 17, 1998.

 10.19    Purchase Agreement between the Company, Aerial Operating Company,
          Inc., Telephone and Data Systems, Inc. and Sonera Ltd., dated June 1,
          1998, is hereby incorporated by reference to Exhibit 99.9 of the Company's Form 8-K dated September 8, 1998 and filed on September 17,
          1998.

 10.20(a) Revolving Credit Agreement dated August 31, 1998, by and between
          Telephone and Data Systems, Inc. and Aerial Operating Company, Inc. is hereby incorporated by reference to Exhibit 99.8 of the Company's Form
          8-K dated September 8, 1998 and filed on September 17, 1998.

EXHIBIT
  NO.                                  DESCRIPTION
--------  ----------------------------------------------------------------------
 10.20(b) First Amendment dated November 3, 1998, to the Revolving Credit
          Agreement between Telephone and Data Systems, Inc. and Aerial
          Operating Company, Inc.

 10.20(c) Second Amendment dated February 15, 1998 to the Revolving Credit
          Agreement between Telephone and Data Systems, Inc and Aerial Operating
          Company, Inc.

 10.21*   Credit Agreement dated June 30, 1998, by and between Nokia
          Telecommunications Inc. and the Company, is hereby incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated June 30,
          1998 and filed on November 9, 1998.

 10.22    Tax Settlement Agreement dated March 12, 1999, by and between the
          Company, Aerial Operating Company, Inc. and Telephone and Data
          Systems, Inc.

 11 Computation of earnings per common share (included in Footnote 2(l) to consolidated financial statements in Exhibit 13)

 13       Incorporated portions of the 1998 Annual Report to Shareholders

 21       List of Subsidiaries of the Registrant

 23       Consent of Independent Public Accountants

 27       Financial Data Schedule

------------------------

* Confidential material appearing in this exhibit was omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 406 promulgated under the Securities Act of 1933.

24