Form 10-Q
period 1999-03-31
AERIAL COMMUNICATIONS INC
filed 1999-05-14
CIK 1008614

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


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                     March 31, 1999
                               -------------------------------------------------
                                                        OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
                               --------------------     ------------------------
                         Commission File Number 0-28262

--------------------------------------------------------------------------------

                           AERIAL COMMUNICATIONS, INC.


--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

          Delaware                                     39-1706857
-------------------------------             ----------------------------------
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

              Class                            Outstanding at April 30, 1999
     ---------------------------               -----------------------------
     Common Shares, $1 par value                       31,908,297 Shares
Series A Common Shares, $1 par value                  40,000,000 Shares

--------------------------------------------------------------------------------

                           AERIAL COMMUNICATIONS, INC.
                           ---------------------------
                         1st QUARTER REPORT ON FORM 10Q
                         ------------------------------
                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------
Part I.           Financial Information

                  Management's Discussion and Analysis of
                     Results of Operations and Financial Condition        2-11

                  Consolidated Statements of Operations -
                     Three Months Ended March 31, 1999 and 1998            12

                  Consolidated Statements of Cash Flows -
                     Three Months Ended March 31, 1999 and 1998            13

                  Consolidated Balance Sheets -
                     March 31, 1999 and December 31, 1998                  14

                  Notes to Consolidated Financial Statements              15-17


Part II.          Other Information                                        18

Signatures                                                                 19

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                           AERIAL COMMUNICATIONS, INC.
                          -----------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------
RESULTS OF OPERATIONS
---------------------
Aerial Communications, Inc. ("Aerial" or the "Company" - NASDAQ symbol: AERL), an 82.2%- owned subsidiary of Telephone and Data Systems, Inc. ("TDS"), was formed to acquire Personal Communications Services ("PCS") licenses from the Federal Communications Commission ("FCC"), construct PCS networks in its Major Trading Areas ("MTAs") and offer wireless PCS communications services in these
areas.   The   Company   provides   PCS   service  in   Minneapolis,   Tampa-St.
Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus (Ohio).

Following is a table of summarized operating data for the Company's consolidated operations.



As of March 31,                                              1999          1998
---------------                                              ----          ----
Total MTA population (in millions)                           27.7          27.6
Customers                                                 331,600       166,000
Average revenue per customer (year to date)              $     46      $     57
MTA penetration                                              1.20%         0.60%
Cell sites in service                                       1,180         1,118
Total number of employees                                   1,783         1,399

In December 1998, TDS announced that it was pursuing a tax free spin-off of its 82.2% interest in Aerial, as well as reviewing other alternatives. See Proposed TDS Corporate Restructuring for further discussion of the spin-off.

Three Months Ended 3/31/99 Compared to Three Months Ended 3/31/98

Operating Revenues
------------------
Operating revenues totaled $50.5 million in 1999, an increase of $19.8 million as compared to 1998. The increase in operating revenues reflects the growth of the Company's customer base in the past year as the Company has added over 165,000 customers since March 31, 1998.

Service revenue totaled $44.1 million in 1999, an increase of $20.0 million as compared to 1998. Service revenue primarily consists of charges for access, airtime and value-added services provided to the Company's customers who use the network operated by the Company (local service revenue). Service revenue also consists of charges to customers of other wireless carriers who use the Company's PCS network when roaming (outcollect roaming revenue) and charges for long-distance calls made on the Company's systems (long-distance revenue). The increase in 1999 service revenue was driven by the growth in the number of customers using the Company's PCS network during 1999 as compared to 1998 partially offset by a decline in average revenue per customer per month ("ARPU"). The Company's ARPU was $46 for the three months ended March 31, 1999 as compared to $57 for the same period in 1998. The decline in ARPU reflects the addition of more moderate wireless users to the Company's customer base.

Equipment sales revenue totaled $6.4 million in 1999, a decrease of $0.2 million as compared to 1998. Equipment sales represents the sale of handsets and related accessories to retailers, independent agents, and end user customers. The decrease in equipment sales revenue is due primarily to a decline in handset sales prices partially offset by an increase in the number of handsets sold in 1999 as compared to 1998.

Operating Expenses
------------------
Operating expenses totaled $100.4 million in 1999, an increase of $0.3 million as compared to 1998. Operating expenses increased across most functional areas due to the Company's increased level of business activity during the first quarter of 1999 as compared to 1998, substantially offset by a decrease in cost of equipment sold.

System operations expense totaled $20.4 million in 1999, an increase of $5.0 million as compared to 1998. System maintenance expenses increased $4.3 million, primarily for maintenance service performed on the Company's PCS network. The Company began incurring charges for these services during the second half of 1998.

Other significant system operations expenses include salaries and employee related-expenses which increased $1.4 million, primarily reflecting an increase in engineering and maintenance personnel in 1999 as compared to 1998. Other systems operations expenses such as property tax expense, consulting expense and utility expense increased $1.3 million in aggregate.

System operations expense also includes cell site rent expense, customer usage expense and net roamer expense which decreased $2.0 million in aggregate.

Marketing and selling expense totaled $20.1 million in 1999, an increase of $2.6 million as compared to 1998. The increase in sales and marketing expense is due primarily to increases in commissions expense, retail store repair and maintenance expenses, rent expense and sales promotion and research expenses. Increases in these expense areas were partially offset by a decrease in advertising expense.

Customer service expense totaled $9.9 million in 1999, a decrease of $1.0 million as compared to 1998. With the completion of the Kansas City customer service center in 1998, the Company has replaced most of its temporary customer service employees with permanent employees. As a result, salaries and other employee related expenses increased $1.6 million while consulting and temporary service expense decreased $1.0 million. Customer service expense also includes bad debt expense which decreased $1.6 million in 1999 as compared to 1998.

Cost of equipment sold totaled $12.4 million in 1999, a decrease of $10.4 million as compared to 1998. The decrease reflects a significant decline in handset cost per unit, partially offset by an increase in handsets sold.

General and administrative expense totaled $15.9 million in 1999, an increase of $2.0 million as compared to 1998. General and administrative expenses include the costs of operating the Company's local business offices and its corporate expenses other than the corporate engineering and marketing departments. Salaries and other employee related expenses were the primary reason for the change, reflecting an increase in personnel since March 31, 1998.

Depreciation expense was $19.9 million in 1999, an increase of $2.1 million as compared to 1998. The increase is due to an increase in the Company's fixed asset balances. As of March 31, 1999, the Company had $720.1 million of property and equipment in service as compared to March 31, 1998, when the Company had $652.6 million of property and equipment in service.

Operating (Loss)
----------------
Operating (Loss) totaled $(49.8) million in 1999, a decrease of $19.5 million as compared to 1998, largely as a result of the increase in operating revenues in 1999. Although service revenues are expected to continue to grow during the remainder of 1999 as the Company builds its customer base, the Company expects to continue to have operating losses and to generate negative cash flow at least through 1999 as it incurs costs associated with that growth.

Investment and Other Income (Expense)
-------------------------------------
Investment and Other Income (Expense) totaled $(8.7) million in 1999, a decrease of $9.7 million as compared to 1998. The decrease is primarily due to the allocation of $8.0 million of the consolidated net income of Aerial Operating Company, Inc. ("AOC") to the Company's minority investor (See Note 5 - Minority Interest). AOC recorded net income in the first quarter of 1999 as a result of the income tax benefit generated by the $114.5 million received from TDS related to the tax settlement agreement (see Income Taxes below). The remainder of the decrease in investment and other income (expense) is primarily due to professional fees of $1.1 million associated with the proposed spin-off of the Company (See Note 8-Proposed TDS Corporate Restructuring) which are included in other (expense) in 1999.

Interest and Income Taxes
-------------------------
Interest expense-affiliate totaled $17.0 million in 1999, an increase of $3.4 million as compared to 1998. In 1999, interest expense-affiliate represents interest on amounts borrowed under the Revolving Credit Agreement with TDS and the 3% guarantee fees associated with the Series A and Series B Zero Coupon Notes and the Nokia 1998 Credit Agreement. The average balance of borrowings under the Revolving Credit Agreement was greater in 1999 as compared to 1998, resulting in greater interest expense.

Interest expense-other totaled $5.0 million in 1999, an increase of $0.9 million as compared to 1998. In 1999, Interest expense-other relates to interest expense accreted on the Series A and Series B Zero Coupon Notes, as well as interest expense related to the Nokia 1998 Credit

Agreement. The average outstanding balance of long-term debt was greater in 1999 as compared to 1998, resulting in greater interest expense.

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

On March 12, 1999, the TDS and Aerial boards of directors approved a tax settlement agreement calling for payment of $114.5 million from TDS to Aerial under the September 8, 1998 Tax Allocation Agreement. The settlement covers tax losses incurred by Aerial and used by TDS for the period commencing January 1, 1996 and ending with the date of the proposed spin-off of Aerial, currently planned for the end of 1999. The settlement amount was used to repay a portion of the existing AOC indebtedness to TDS under the Revolving Credit Agreement.

The payment of the $114.5 million by TDS, partially offset by an increase in deferred income tax expense of $0.6 million, resulted in a net income tax benefit of $113.9 million for the first quarter of 1999.

Net Income (Loss) and Net Income (Loss) Per Common and Series A Common Share
----------------------------------------------------------------------------
Net income (loss) totaled $33.4 million in 1999 and $(86.9) million in 1998. Net income (loss) per Common and Series A Common Share was $0.46 in 1999 and $(1.21) in 1998. The change in the Company's Net income (loss) and Net income (loss) per Common and Series A Common Share in 1999 reflects primarily the income tax benefit generated by the $114.5 million received by the Company from TDS related to the tax settlement agreement.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The costs of development, construction, start-up and post-launch activities of the Company require substantial capital. From inception through March 31, 1999, the Company had expended $304.4 million for its six licenses, including capitalized interest, $750.0 million for all other capital expenditures and incurred cumulative net losses of $597.4 million. The Company expects to continue to incur significant operating losses and generate negative cash flow from operating activities at least through 1999 as it continues to build its customer base.

Cash flows from operating activities provided $52.7 million in 1999 and required $62.6 million in 1998. Operating cash outflow (operating loss before depreciation and amortization expense) totaled $28.1 million in 1999 as compared to $49.6 million in 1998. Cash flows from the March 12, 1999 tax settlement agreement with TDS and from other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) provided $80.8 million in 1999 and required $13.0 million in 1998.

Cash flows from financing activities required $46.9 million in 1999 and provided $87.8 million in 1998. Cash required in 1999 was primarily due to the Company paying $114.5 million to TDS to repay a portion of the outstanding balance under the Revolving Credit Agreement. Also in 1999, the Company had borrowings under the Revolving Credit Agreement of $66.9 million. In 1998, borrowings under the Revolving Credit Agreement provided $87.3 million.

Cash flows used in investing activities totaled $5.9 million in 1999 as compared to $29.1 million in 1998. Cash used in 1999 and 1998 was primarily for additions to property and equipment for PCS network and information system assets. Fixed asset additions were financed through a combination of borrowings under the Revolving Credit Agreement with TDS, and proceeds from Series B Zero Coupon Notes and the Nokia 1996 and 1998 Credit Agreements.

For 1999, the Company estimates that the aggregate funds required for capital expenditures for the continuing development of its PCS networks and services will total approximately $105 million. The Company will be building additional cell sites to augment its existing coverage area, primarily corridor coverage on interstates to suburbs. The Company will continue to upgrade its switching and other fixed network equipment to support future customer growth. Also in 1999, capital expenditures related to information systems will include a significant upgrade of the Company's billing system, including new hardware and software to support employee and customer growth, to address the Year 2000 Issue and for other project initiatives.

The Company estimates requiring $235 million for working capital requirements to fund operations for all of 1999, including an estimated $85 million in interest expense.

On June 30, 1998, the Company and Nokia Telecommunications Inc. ("Nokia") entered into an agreement ("1998 Credit Agreement") in which Nokia will provide up to an aggregate $150 million in financing to the Company for the purchase of network infrastructure equipment and services from Nokia. Loans under the 1998 Credit Agreement are to be made available in two $75 million tranches. With respect to Tranche A, the Company may borrow up to $75 million until June 30, 1999. Tranche A loans mature on June 30, 1999; however, the maturity date of Tranche A loans may be extended to June 30, 2000, upon written notice and payment of an extension fee by the Company to Nokia. A second $75 million ("Tranche B") becomes available commencing on June 30, 1999, and ending on June 30, 2000, the maturity date of Tranche B loans. The obligations of the Company under the 1998 Credit Agreement are fully and unconditionally guaranteed by TDS at an annual fee rate of 3%. As of March 31, 1999, the Company had $19.7 million available for borrowing under the Tranche A portion of the 1998 Credit Agreement with Nokia.

Under the TDS Revolving Credit Agreement, as amended, AOC may borrow up to a maximum amount (the "Maximum Amount"), less the amount of any debt or equity financing obtained by AOC or the Company, including the amount of any borrowings under the Nokia 1998 Credit Agreement. The Maximum Amount under the amended Revolving Credit Agreement was increased to $650 million in February 1999. The interest rate under the amended Revolving Credit Agreement is equal to the prime rate plus 3%. Interest on the balance due under the amended Revolving Credit Agreement is payable quarterly and no principal is payable until April 2, 2000. In March 1999, TDS paid the Company $114.5 million as a settlement for tax losses incurred by the Company and utilized by the TDS consolidated tax group. The Company used the funds to repay a portion of the existing AOC indebtedness to TDS, thereby increasing the amount available under the Revolving Credit Agreement. The net amount available for borrowings under the Revolving Credit Agreement was $92.4 million at March 31, 1999. Accordingly, available funding under the Revolving Credit Agreement is now expected to last through June of 1999.

TDS has not committed to any further financing of the Company's operations. It is the intent of TDS and Aerial management to obtain the necessary level of financial support from sources other than TDS to enable the Company to pay its debts as they become due. TDS and Aerial management believe the Company has the ability to obtain that financial support. Sources of additional capital may include vendor financing and public and private equity and debt financings by the Company or its subsidiaries. If sufficient future funding is not available on terms and prices acceptable to the Company, the Company would have to reduce its construction and operating activities or take other actions, which could have a material adverse impact on the Company's financial condition and results of operations.

Proposed TDS Corporate Restructuring

In December 1998, TDS announced that it was pursuing a tax-free spin-off of its 82.2% interest in Aerial, as well as reviewing other alternatives. TDS intends to ask the Internal Revenue Service ("IRS") to rule on the tax-free status of such a distribution. There are a number of conditions that must be met for a spin-off to occur, including a receipt of a favorable IRS ruling, final approval by the TDS Board, certain government and third party approvals and review by the Securities and Exchange Commission ("SEC") of appropriate SEC filings. TDS intends to seek shareholder approval of a proposal to distribute Aerial Series A Common Shares, on a pro-rata basis, to holders of TDS Series A Common Shares and Aerial Common Shares, on a pro-rata basis, to holders of TDS Common Shares. There can be no assurance that a spin-off will be consummated or that other alternatives will not be pursued. Prior to any spin-off, it is expected that Aerial will seek additional financing so that Aerial would have the appropriate capitalization to operate as a stand-alone entity. In connection with such financing, all or a portion of Aerial's debt to TDS may be converted into equity.

On September 8, 1998, pursuant to the terms of a Purchase Agreement dated June 1, 1998 (the "Purchase Agreement"), Sonera Ltd. ("Sonera") made a $200 million investment in AOC. Sonera purchased approximately 2.4 million shares of common stock of AOC representing a 19.4% equity interest in AOC. Sonera has the right, subject to adjustment under certain circumstances, to exchange each share of AOC common stock which it owns for 6.72919 Common Shares of Aerial. Upon the exchange of all of the AOC shares, Sonera would own an 18.452% equity interest in Aerial, reflecting a purchase price equivalent to $12.33 per Common Share of Aerial (the "Equivalent Purchase Price").

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

Market Risk

The Company is subject to market rate risks due to fluctuations in interest rates and equity markets. The majority of the Company's debt is in the form of variable rate notes with original maturities ranging from 1 to 10 years. The Series A and Series B Zero Coupon Notes are fixed rate debt and, therefore, fluctuations in interest rates can lead to fluctuations in the fair value of these instruments. The Company does not enter into financial derivatives to reduce its exposure to interest rate risks. There has been no material change in the fair value relative to the Company's outstanding debt since December 31, 1998.

Year 2000 Issue

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

The Company's management has established a project team to address the Year 2000 issue. The Company's plan to address the Year 2000 Issue consists of five general phases: (i) Awareness, (ii) Assessment, (iii) Renovation, (iv) Validation and (v) Implementation.

The Awareness phase consisted of developing an overall compliance strategy and establishing a Year 2000 project team that reports periodically to the Company's Audit Committee. Management has established a Year 2000 Program Office at the TDS corporate level to coordinate activities of the Year 2000 project team, to monitor the current status of individual projects, to report periodically to the TDS Audit Committee, and to promote the exchange of information between all business units to share knowledge and solution techniques. Aerial management has made the Year 2000 Issue a top priority. The Year 2000 effort covers the network and supporting infrastructure for the provision of PCS services; the operational and financial information technology ("IT") systems and applications, such as computer systems that support key business functions such as billing, finance, customer service, procurement and supply; and a review of the Year 2000 compliance efforts of the Company's critical suppliers.

The Assessment phase included the identification of core business areas and processes, analysis of systems, applications and hardware supporting the core business areas and the prioritization of renovation or replacement of systems, applications and hardware that are not Year 2000 compliant. Included in the Assessment phase is an analysis of risk management factors such as contingency plans and liability exposure. Except for the contingency plans as discussed below, the Assessment phase was completed in the first quarter of 1999.

The Year 2000 project team has identified those mission critical systems, applications and hardware that are not Year 2000 compliant. These noncompliant critical systems, applications and hardware have undergone renovation or are currently in the renovation phase. The Renovation phase consists of the conversion or replacement of mission critical systems, applications and hardware. The renovation of mission critical systems, applications and hardware is scheduled to be completed by the end of the second quarter of 1999.

The mission critical systems, applications and hardware that have been renovated are undergoing Year 2000 validation testing. The Validation phase includes testing, verifying and validating the renovated or replaced systems, applications and hardware. A goal of the Validation phase is to conduct independent verification testing of mission critical systems, applications and hardware, as well as network and system component upgrades received from suppliers. In addition, selected Year 2000 upgrades are slated to undergo testing in a controlled environment that replicates the current environment and is equipped to simulate the turn of the century and leap year dates. The Cellular Telecommunications Industry Association ("CTIA") has formed a working group to coordinate efforts of various carriers and manufacturers to facilitate in inter-network Year 2000 testing. The Company is monitoring CTIA's testing program. Validation of the Company's mission critical systems, applications and hardware is scheduled to be completed in the third quarter of 1999.

The Implementation phase involves migrating the converted, renovated and validated mission critical systems, applications and hardware into production. This phase has been started and is expected to be completed early in the fourth quarter of 1999.

Management  cannot  provide  assurance  that  its  plan  to  achieve  Year  2000 compliance will be successful, as it is subject to various risks and uncertainties. The Company's current schedule is subject to change depending on developments that may arise through unforeseen circumstances in the Renovation, Validation and Implementation phases of the Company's compliance efforts. The Company, like most other telecommunications operators, is highly dependent on network and system suppliers to provide compliant systems, applications, and hardware and on other third parties, including interconnected telecommunications service providers, government agencies and financial institutions, to deliver reliable services. The Company is dependent on the development of compliant systems, applications, and hardware, and upgrades by experts, both internal and external, and the availability of critical resources with the requisite skill sets. The Company's ability to meet its target dates is dependent upon the timely provision of necessary upgrades and modifications by its suppliers and internal resources. In addition, the Company cannot guarantee that third parties on whom it depends for essential services (such as electric utilities, financial institutions and interconnected telecommunications operators) will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt the Company's business, including the provision of PCS services, billing and collection processes and other areas of the business, and cause a material adverse effect on the Company's results of operations, financial position and cash flow. The Company has contacted critical vendors requesting information about their Year 2000 readiness. The responses are being reviewed and used in developing the Company's overall contingency plans.

The Company's Year 2000 worst case scenario may involve interruption of telecommunications services and data processing services and/or interruption of customer billing, operating and other information systems. As part of its Year 2000 initiative, the Company is evaluating a variety of adverse scenarios and is in the process of developing contingency and business continuity plans tailored for adverse Year 2000-related occurrences. The contingency and business continuity plans will assess the potential for business disruption in various scenarios, and will provide key operational back-up, recovery and restorative options.

The Company's contingency plan initiatives will include the following: reviewing, assessing and updating existing business recovery plans; assigning personnel to teams of subject matter experts who will be on call during the millennium change to monitor the network, critical systems, operations centers and business processes to react immediately to facilitate repairs and implement contingency plans; re-prioritizing of mission critical work processes and associated resources; developing alternate processes to support critical customer functions in the event systems, applications or hardware experience Year 2000 disruptions; working with public safety agencies to provide alternative methods of emergency communication for the Company's customers and the agencies; establishing replacement/repair parallel paths to provide for repair and readiness of existing systems, applications or hardware that are scheduled for replacement by the year 2000, in the event the replacement schedules are not met; developing alternate plans for critical suppliers of systems, applications or hardware that fail to meet Year 2000 compliance commitment schedules; developing data retention and recovery procedures to be in place for customer and critical business data to provide pre-millennium backups with on-site as well as off-site data copies. The Company anticipates having these contingency plans in place early in the fourth quarter of 1999.

The Company estimates that the total costs of its Year 2000 efforts will be approximately $15 million, depending on the outcome of the various phases of the Company's efforts. Through March 31, 1998, the total costs directly associated with Year 2000 compliance efforts were approximately $4.3 million. The timing of expenditures may vary and is not necessarily indicative of readiness efforts or progress to date. Though Year 2000 project costs will directly impact the reported level of future net income, the Company intends to manage its total cost structure, including deferral of non-critical projects, in an effort to mitigate the impact of Year 2000 project costs.

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

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                                    ---------

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------

                                                             1999         1998
                                                             ----         ----
                                (Dollars in thousands, except per share amounts)
OPERATING REVENUES

    Service                                              $  44,098    $  24,083
    Equipment sales                                          6,443        6,663
                                                         ---------    ---------
        Total Operating Revenues                            50,541       30,746

OPERATING EXPENSES
    System operations                                       20,353       15,337
    Marketing and selling                                   20,077       17,432
    Customer service                                         9,851       10,899
    Cost of equipment sold                                  12,402       22,820
    General and administrative                              15,921       13,875
    Depreciation                                            19,882       17,807
    Amortization of intangibles                              1,889        1,889
                                                         ---------    ---------
        Total Operating Expenses                           100,375      100,059
                                                         ---------    ---------

OPERATING (LOSS)                                           (49,834)     (69,313)

INVESTMENT AND OTHER INCOME (EXPENSE)
    Minority share of (income)                              (8,043)          --
    Investment (losses)                                       (100)          --
    Interest income-other                                      124          360
    Other income (expense)                                    (660)         672
                                                         ---------    ---------
        Total Investment and Other Income (Expense)         (8,679)       1,032
                                                         ---------    ---------

(LOSS) BEFORE INTEREST AND INCOME  TAXES                   (58,513)     (68,281)

INTEREST EXPENSE
    Interest expense-affiliate                              17,036       13,673
    Interest expense-other                                   5,008        4,107
                                                         ---------    ---------
        Total Interest Expense                              22,044       17,780

(LOSS) BEFORE INCOME TAXES                                 (80,577)     (86,061)
    Income tax (benefit) expense                          (113,934)         860
                                                         ---------    ---------
NET INCOME (LOSS)                                        $  33,377    $ (86,921)
                                                         =========    =========

WEIGHTED AVERAGE COMMON AND
    SERIES A COMMON SHARES (000s)                           71,804       71,636
INCOME (LOSS) PER COMMON AND SERIES
    A COMMON SHARE (Basic and Diluted)                   $    0.46    $   (1.21)
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

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                    ---------

                                                        Three Months ended
                                                             March 31,
                                                        ------------------
                                                        1999          1998
                                                        ----          ----
                                                     (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                $  33,377    $ (86,921)
    Add (Deduct) adjustments to reconcile
        net income (loss) to net cash provided
        (used) by operating activities
    Depreciation and amortization                       21,771       19,696
    Noncash interest expense - Series A & B Notes        4,440        3,445
    Deferred taxes                                         566          860
    Investment losses                                      100           --
    Minority share of income                             8,043           --
    Loss on sale of property and equipment                   6           90
    Change in accounts receivable-customer              (1,494)      (3,504)
    Change in inventory                                 (1,530)      13,035
    Change in accounts payable-affiliates                   43         (130)
    Change in accrued interest-affiliate                 2,067        2,355
    Change in accounts payable-trade                   (16,227)      (9,591)
    Change in other assets and liabilities               1,557       (1,948)
                                                     ---------    ---------
                                                        52,719      (62,613)
                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings under the Revolving
       Credit Agreement-TDS                             66,853       87,266
    Repayments of borrowings under the
       Revolving Credit Agreement-TDS                 (114,500)          --
    Issuance of common stock                               739          529
                                                     ---------    ---------
                                                       (46,908)      87,795
                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                 (5,253)     (29,685)
    Proceeds from sale of property and equipment            --          145
    Change in temporary cash and other investments        (671)         476
                                                     ---------    ---------
                                                        (5,924)     (29,064)
                                                     ---------    ---------
NET (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                           (113)      (3,882)
CASH AND CASH EQUIVALENTS-
    Beginning of period                                  4,943        5,012
                                                     ---------    ---------
    End of period                                    $   4,830    $   1,130
                                                     =========    =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                          (Unaudited)
                                                          March 31   December 31
                                                            1999        1998
                                                          -------      --------
                              ASSETS                     (Dollars in Thousands)
CURRENT ASSETS

   Cash and cash equivalents                             $   4,830    $   4,943
    Temporary cash investments                                 648           35
    Accounts receivable
        Customer, less allowance
           of $5,221 and $5,875, respectively               25,698       24,204
        Roaming                                              2,847        2,252
        Other                                                1,032        1,348
    Inventory                                               12,908       11,378
    Prepaid rent                                             3,287        3,666
    Other                                                    1,504          898
                                                         ---------    ---------
                                                            52,754       48,724
                                                         ---------    ---------
PROPERTY and EQUIPMENT
    In service and under construction                      744,922      733,958
    Less accumulated depreciation                         (132,554)    (112,677)
                                                         ---------    ---------
                                                           612,368      621,281
                                                         ---------    ---------
INVESTMENTS
    Investment in PCS licenses-net of
        accumulated amortization
        of $13,933 and $12,044, respectively               287,599      289,488
    Other                                                    1,402        1,444
                                                         ---------    ---------
                                                           289,001      290,932
                                                         ---------    ---------
DEFERRED COSTS                                                 320          410
                                                         ---------    ---------
TOTAL ASSETS                                             $ 954,443    $ 961,347
                                                         =========    =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable
        Affiliates                                       $   6,770    $   6,727
        Trade                                               36,985       56,097
    Accrued interest-affiliate                               7,006        4,939
    Accrued compensation                                     6,091        5,169
    Accrued taxes                                            5,993        7,015
    Microwave relocation costs payable                         615        1,828
    Other                                                    6,428        4,349
                                                         ---------    ---------
                                                            69,888       86,124
                                                         ---------    ---------
REVOLVING CREDIT AGREEMENT-TDS                             502,296      549,943
                                                         ---------    ---------
LONG-TERM DEBT                                             292,264      278,010
                                                         ---------    ---------
DEFERRED TAX LIABILITY-NET                                  16,923       16,357
                                                         ---------    ---------
MINORITY INTEREST                                           13,963        5,835
                                                         ---------    ---------
COMMON SHAREHOLDERS' EQUITY
    Common Shares, par value $1.00 per share                31,908       31,789
    Series A Common Shares, par value $1.00 per share       40,000       40,000
    Additional paid-in capital                             584,649      584,114
    Retained deficit                                      (597,448)    (630,825)
                                                         ---------    ---------
                                                            59,109       25,078
                                                         ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 954,443    $ 961,347
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

    The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1999, and December 31, 1998, the results of operations for the three months ended March 31, 1999 and 1998, and the cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

    Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

2. Net (Loss) per Common and Series A Common Share for the three months ended March 31, 1999 and 1998, was computed based on the weighted average number of Common and Series A Common Shares outstanding during the period.

    The amounts used in computing Earnings per Share and the effect on the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                               1999       1998
                                                               ----       ----
                                        (Dollars and share amounts in thousands)

Net Income (Loss) used in Earnings Per Share -
   Basic and Diluted                                        $ 33,377   $(86,921)
                                                            ========   ========

Weighted Average Number of Common and Series A
    Common shares used in Earnings per Share-Basic            71,804     71,636
Effect of Dilutive Securities:
   Stock options                                                  83         --
                                                            --------   --------
Weighted Average Number of Common and Series A
    Common Shares used in Earnings per Share-Diluted          71,887     71,636
                                                            ========   ========

    In 1998,  1.4 million stock  options were not included in computing  diluted
    (Loss) per Common and Series A Common Share because their effects were antidilutive.

3. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive Income (Loss) equals Net Income (Loss) for the three months ended March 31, 1999 and 1998.

4. Supplemental Cash Flow Information. In 1999, additions to property and equipment of $9.8 million were financed through an increase in long-term debt.

    During the three months ended March 31, 1999, the Company incurred interest charges totaling $22.0 million. The interest charges were comprised of $15.1 million related to the Revolving Credit Agreement with Telephone and Data Systems, Inc. ("TDS"), $2.0 million for TDS guarantee fees on the Series A and Series B Zero Coupon Notes and obligations under the Nokia 1998 Credit Agreement, $0.5 million paid to Nokia for interest charges relating to the 1998

     Credit Agreement and $4.4 million in accreted interest on the Series A and Series B Zero Coupon Notes. The Company did not capitalize any interest relating to its work in process expenditures during the first quarter.

     During the three  months ended March 31, 1998,  Company  incurred  interest charges of $17.9 million. The interest charges were comprised of $12.3 million relating to the Revolving Credit Agreement with TDS, $1.4 million for TDS guarantee fees on the Series A and Series B Zero Coupon Notes and obligations under the Nokia 1996 Credit Agreement, $0.4 paid to Nokia for interest charges relating to the 1996 Credit Agreement, $3.4 million in accreted interest on the Series A and Series B Zero Coupon Notes and $0.4 million in other interest charges. Of these amounts, the Company capitalized $0.1 million relating to its work in process expenditures. The remaining $17.8 million was charged to expense.

5. Minority Interest. On September 8, 1998, pursuant to the terms of a Purchase Agreement dated June 1, 1998 (the "Purchase Agreement"), Sonera Ltd. ("Sonera"), formerly Telecom Finland Ltd., made a $200 million investment in Aerial Operating Company, Inc. ("AOC"), a then wholly-owned subsidiary of the Company. Sonera purchased approximately 2.4 million shares of common stock of AOC at a price of approximately $83 per share representing a 19.4% equity interest in AOC. Sonera has the right, subject to adjustment under certain circumstances, to exchange each share of AOC common stock which it owns for 6.72919 Common Shares of Aerial. Upon the exchange of all of the AOC shares, Sonera would own an 18.452% equity interest in Aerial, reflecting a purchase price equivalent to $12.33 per Common Share of Aerial (the "Equivalent Purchase Price"). See Note 8 - Proposed TDS Corporate Restructuring for discussion of the concerns raised by Sonera about the spin-off announcement made by TDS, which has raised the possibility of litigation.

     Minority share of income of $8.0 million represents Sonera's share of AOC's consolidated net income for the first quarter.

6. Revolving Credit Agreement. On March 12, 1999, the TDS and Aerial boards of directors approved a tax settlement agreement calling for payment of $114.5 million from TDS to Aerial under the September 8, 1998 Tax Allocation Agreement. The settlement covers tax losses incurred by Aerial and used by TDS for the period commencing January 1, 1996 and ending with the date of the proposed spin-off of Aerial, currently planned for the end of 1999. The settlement amount was used to repay a portion of the existing AOC indebtedness to TDS under the Revolving Credit Agreement. The net available for borrowing under the Revolving Credit Agreement was $92.4 million at March 31, 1999.

7. Commitments. At March 31, 1999, the Company had orders totaling approximately $3.7 million with Nokia Telecommunications Inc. for network infrastructure equipment. Also, at March 31, 1999, the Company had orders totaling approximately $6.1 million with various handset vendors for handsets and accessories.

8. Proposed TDS Corporate Restructuring. In December 1998, TDS announced that it was pursuing a tax-free spin-off of its 82.2% interest in Aerial, as well as reviewing other alternatives. TDS intends to ask the Internal
     Revenue Service ("IRS") to rule on the tax-free status of such a distribution. There are a number of conditions that must be met for a spin-off to occur, including a receipt of a favorable IRS ruling, final approval by the TDS Board, certain government and third party approvals and review by the Securities and Exchange Commission ("SEC") of appropriate SEC filings. TDS intends to seek shareholder approval of a proposal to distribute Aerial Series A Common Shares, on a pro-rata basis, to holders of TDS Series A Common Shares and Aerial Common Shares, on a pro-rata basis, to holders of TDS Common Shares. There can be no assurance that a spin-off will be consummated or that other alternatives will not be pursued.  Prior to any  spin-off,  it is  expected  that  Aerial  will seek additional financing so that Aerial would have the appropriate capitalization to operate as a stand-alone entity. In connection with such financing, all or a portion of Aerial's debt to TDS may be converted into equity.

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

                           PART II. OTHER INFORMATION
                           --------------------------
Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         Exhibit 11 - Statement regarding the computation of earnings per common share is included herein as footnote 2 to the financial statements.

         Exhibit 27 - Financial Data Schedule.

     (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AERIAL COMMUNICATIONS, INC.
                                               (Registrant)



    Date May 14, 1999                  /s/ Donald W. Warkentin
    ---------------------------        -----------------------------------------
                                       Donald W. Warkentin
                                       President
                                       (Chief Executive Officer)


    Date May 14, 1999                  /s/ J. Clarke Smith
    -------------------------          -----------------------------------------
                                       J. Clarke Smith
                                       Vice President-Finance and Administration
                                       (Chief Financial Officer)


    Date May 14, 1999                  /s/ B. Scott DaiIey
    -------------------------          -----------------------------------------
                                       B. Scott Dailey
                                       Vice President-Controller
                                       (Principal Accounting Officer)