Form 10-Q
period 1999-06-30
AERIAL COMMUNICATIONS INC
filed 1999-08-13
CIK 1008614

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                     June 30, 1999
                               -----------------------------------------------
                                                        OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
                              ---------------------    ------------------------
                         Commission File Number 0-28262

-------------------------------------------------------------------------------


                           AERIAL COMMUNICATIONS, INC.


--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

             Delaware                                   39-1706857
--------------------------------            -----------------------------------
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
                                               Yes   X    No
                                                  ------     ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                               Outstanding at July 30, 1999
-------------------------------------              ----------------------------
    Common Shares, $1 par value                          31,923,975 Shares
Series A Common Shares, $1 par value                     40,000,000 Shares

--------------------------------------------------------------------------------

                           AERIAL COMMUNICATIONS, INC.
                           ---------------------------
                         2nd QUARTER REPORT ON FORM 10Q
                         ------------------------------
                                      INDEX
                                      -----
                                                                       Page No.
                                                                       -------
Part I.           Financial Information

                  Management's Discussion and Analysis of
                     Results of Operations and Financial Condition        2-12

                  Consolidated Statements of Operations -
                     Three Months and Six Months Ended June 30,
                     1999 and 1998                                          13

                  Consolidated Statements of Cash Flows -
                     Six Months Ended June 30, 1999 and 1998                14

                  Consolidated Balance Sheets -
                     June 30, 1999 and December 31, 1998                    15

                  Notes to Consolidated Financial Statements             16-18


Part II.          Other Information                                      19-20

Signatures                                                                  21

                          PART I. FINANCIAL INFORMATION
                         ------------------------------
                           AERIAL COMMUNICATIONS, INC.
                         -----------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------
RESULTS OF OPERATIONS
---------------------

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

The following is a table of summarized operating data for the Company's consolidated operations.

                                                               June 30,     March 31, June 30,      March 31,
As of:                                                           1999         1999      1998          1998
------                                                           ----         ----      ----          ----
Total MTA population (in millions)                                27.5        27.7       27.6         27.6
Total customers                                                346,600     331,600    204,000      166,000
Net customer additions (quarter)                                15,000      19,700     38,000       41,000
Churn rate (year to date)                                         4.8%        4.7%       5.3%         4.3%
Churn rate (quarter)                                              4.8%        4.7%       6.0%         4.3%
Average revenue per customer per month (year to date)              $46         $46        $53          $57
Average revenue per customer per month (quarter)                   $47         $46        $51          $57
MTA penetration                                                  1.26%       1.20%      0.74%        0.60%
Cell sites in service                                            1,207       1,180      1,133        1,118

Through the first half of 1999 the Company has experienced a decline in its net customer growth rate compared to the same period of the previous year. The Company plans to increase its net customer growth rate through the selective use of competitive promotions and expansion of third party dealer and Aerial owned outlets. The benefits of these activities are expected to be fully realized during the fourth quarter.

Six Months Ended 6/30/99 Compared to Six Months Ended 6/30/98
-------------------------------------------------------------

Operating Revenues
------------------

Operating revenues totaled $105.3 million in 1999, an increase of $37.9 million as compared to 1998. The increase in operating revenues reflects the growth of the Company's customer base in the past year as the Company has added 142,600 customers since June 30, 1998.

Service revenue totaled $91.9 million in 1999, an increase of $39.0 million as compared to 1998. Service revenue primarily consists of charges for access, airtime and value-added services provided to the Company's customers who use the network operated by the Company (local service revenue). Service revenue also consists of charges to customers of other wireless carriers who use the Company's network when roaming (outcollect roaming revenue) and charges for long-distance calls made on the Company's systems (long-distance revenue). The increase in 1999 service revenue was driven by the growth in the number of customers using the Company's network during 1999 as compared to 1998, partially offset by a decline in average revenue per customer per month ("ARPU"). The Company's ARPU was $46 for the six months ended June 30, 1999 as compared to $53 for the same period in 1998. The decline in ARPU reflects the addition of more moderate wireless users to the Company's customer base.

Equipment sales revenue represents the sale of handsets and related accessories to retailers, independent agents, and end user customers. Equipment sales totaled $13.4 million in 1999, a decrease of $1.1 million as compared to 1998. The decrease in equipment sales revenue is due primarily to a decline in the number of handsets sold in 1999 as compared to 1998.

Operating Expenses
------------------

Operating expenses totaled $202.5 million in 1999, a decrease of $1.7 million as compared to 1998. Operating expenses increased across most functional areas due to the Company's increased level of business activity during the first half of 1999 as compared to 1998. However, these increases were more than offset by a decrease in customer service expense and a significant decrease in cost of equipment sold.

System operations expense totaled $40.5 million in 1999, an increase of $6.4 million as compared to 1998. System maintenance expenses increased $5.4 million, primarily for maintenance service performed on the Company's network. The Company began incurring charges for these services during the second quarter of 1998.

Marketing and selling expense totaled $37.9 million in 1999, an increase of $2.5 million as compared to 1998. Gross customer additions were a disappointing
129,000 in 1999 as compared to 132,000 in 1998, despite an increase in advertising, promotion and store rent expenses which contributed significantly to the overall increase in marketing and selling expense.

Customer service expense totaled $20.2 million in 1999, a decrease of $3.5 million as compared to 1998. The decrease in customer service expense is primarily due to a decrease in bad debt expense as a result of improved processes in accounts receivable and fraud management.

Cost of equipment sold totaled $25.6 million in 1999, a decrease of $17.8 million as compared to 1998. The decrease reflects a significant decline in handset cost per unit combined with a decrease in handsets sold.

General and administrative expense totaled $34.2 million in 1999, an increase of $7.5 million as compared to 1998. Consulting expense increased $3.6 million due to costs associated with the Year 2000 Issue. Salaries and other employee related expenses increased $3.8 million reflecting an increase in personnel since June 30, 1998.

Depreciation expense was $40.4 million in 1999, an increase of $3.3 million as compared to 1998. The increase is due to an increase in the Company's fixed asset balances. As of June 30, 1999, the Company had $742.3 million of property and equipment in service as compared to June 30, 1998, when the Company had $667.6 million of property and equipment in service.

Operating (Loss)
----------------

Operating (Loss) totaled $(97.2) million in 1999, a decrease of $39.6 million as compared to 1998, largely as a result of the increase in operating revenues in 1999. Although service revenues are expected to continue to grow during the remainder of 1999 as the Company builds its customer base, the Company expects to continue to have operating losses and to generate negative cash flow at least through 2000 as it incurs costs associated with that growth.

Investment and Other Income (Expense)
-------------------------------------

Investment and Other Income (Expense) totaled $5.3 million in 1999, an increase of $5.0 million as compared to 1998. The increase is primarily due to the allocation of $4.9 million of the consolidated net (loss) of Aerial Operating Company, Inc. ("AOC") to the Company's minority investor (See Note 5 - Minority Interest).

Interest and Income Taxes
-------------------------

Interest expense-affiliate totaled $33.6 million in 1999, an increase of $3.7 million as compared to 1998. In 1999, interest expense-affiliate represents interest on amounts borrowed under the Revolving Credit Agreement with TDS and the 3% guarantee fees associated with the Series A and Series B Zero Coupon Notes and the Nokia 1998 Credit Agreement. During the fourth quarter of 1998 the interest rate charged on the outstanding balance under the Revolving Credit Agreement was increased from prime rate plus 1.5% to prime rate plus 3.0%.

Interest expense-other totaled $10.4 million in 1999, an increase of $2.0 million as compared to 1998. In 1999, interest expense-other relates to interest expense accreted on the Series A and Series B Zero Coupon Notes, as well as interest expense related to the Nokia 1998 Credit Agreement. The average outstanding balance of long-term debt was greater in 1999 as compared to 1998, resulting in greater interest expense.

Income taxes. The Company is included in a consolidated federal tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes its federal income taxes as if it were filing a separate return as its own affiliated group and was not included in the TDS group. TDS and the Company are parties to a tax allocation agreement, as well as a March 12, 1999 tax settlement agreement calling for the payment of $114.5 million from TDS to Aerial. The $114.5 million received by Aerial covered the estimated tax losses incurred by the Company and used by TDS for the period commencing from January 1, 1996 through August 31, 1999. The tax settlement agreement requires the final settlement amount to cover tax losses incurred by Aerial and used by TDS for the period commencing January 1, 1996 and ending with the date of the spin-off of Aerial.

The payment of the $114.5 million by TDS, partially offset by an increase in deferred income tax expense of $1.3 million, resulted in a net income tax benefit of $113.2 million for the first half of 1999.

Net (Loss) and (Loss) Per Common and Series A Common Share
----------------------------------------------------------

Net (loss)  totaled  $(22.6)  million in 1999 and $(176.4)  million in 1998. Net
(loss) per Common and Series A Common Share was $(0.31) in 1999 and $(2.46) in 1998. The decrease in the Company's Net (loss) and Net (loss) per Common and Series A Common Share in 1999 as compared to 1998 is due to increased operating revenues and the income tax benefit generated by the $114.5 million received by the Company from TDS related to the tax settlement agreement.

Three Months Ended 6/30/99 Compared to Three Months Ended 6/30/98

Operating Revenues
------------------

Operating revenues totaled $54.8 million in 1999, an increase of $18.1 million as compared to 1998. Service revenue totaled $47.8 million in 1999, an increase of $18.9 million as compared to 1998. The increase in 1999 service revenue was driven by the growth in the number of customers using the Company's network during 1999 as compared to 1998 partially offset by a decline in ARPU. The Company's ARPU was $47 for the three months ended June 30, 1999 as compared to $51 for the same period in 1998. The decline in ARPU reflects the addition of more moderate wireless users to the Company's customer base. Equipment sales totaled $7.0 million in 1999, a decrease of $1.0 million as compared to 1998. The decrease in equipment sales revenue reflects primarily a decline in the number of handsets sold in 1999 as compared to 1998.

Operating Expenses
------------------

Operating expenses were $102.1 million in 1999, a decrease of $2.0 million as compared to 1998. The decrease in operating expenses is for reasons generally the same as the first half of 1999.

Operating (Loss)
----------------

Operating (Loss) totaled $(47.3) million in 1999, a decrease of $20.1 million as compared to 1998, largely as a result of the increase in operating revenues in 1999.

Net (Loss) and (Loss) Per Common and Series A Common Share
----------------------------------------------------------

Net (loss)  totaled  $(56.0)  million in 1999 and $(89.5)  million in 1998.  Net
(loss) per Common and Series A Common Share was $(0.78) in 1999 and $(1.25) in 1998. The decrease in the Company's Net loss and Net loss per Common and Series A Common Share in 1999 as compared to 1998 is due to increased operating revenues and the allocation of $12.9 million of the consolidated net (loss) of AOC to the Company's minority investor (See Note 5 - Minority Interest).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The costs of development, construction, start-up and post-launch activities of the Company require substantial capital. From inception through June 30, 1999, the Company had expended $304.4 million for its six licenses, including capitalized interest, $770.0 million for all other capital expenditures and incurred cumulative net losses of $653.5 million. The Company expects to continue to incur significant operating losses and generate negative cash flow from operating activities at least through 2000 as it continues to build its customer base.

Cash flows from operating activities provided $6.9 million in 1999 and required $118.8 million in 1998. Operating cash outflow (operating loss before depreciation and amortization expense) totaled $53.0 million in 1999 as compared to $95.8 million in 1998. Cash flows from the March 12, 1999 tax settlement agreement with TDS provided $114.5 million in 1999 and cash flows from other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) required $54.6 million in 1999 and required $23.0 million in 1998.

Cash flows from financing activities provided $6.1 million in 1999 and $162.6 million in 1998. Cash provided in 1999 was primarily due to the Company borrowing $119.0 under the Revolving Credit Agreement with TDS. The Company paid $114.5 million to TDS to repay a portion of the outstanding balance under the Revolving Credit Agreement with the proceeds from the tax settlement agreement. In 1998, borrowings under the Revolving Credit Agreement provided $161.8 million.

Cash flows used in investing activities totaled $13.5 million in 1999 as compared to $46.9 million in 1998. Cash used in 1999 and 1998 was primarily for additions to property and equipment for PCS network and information system assets. Fixed asset additions were financed through a combination of borrowings under the Revolving Credit Agreement with TDS, and proceeds from Series B Zero Coupon Notes and the Nokia 1996 and 1998 Credit Agreements.

For all of 1999, the Company estimates that the aggregate funds required for capital expenditures for the continuing development of its PCS networks and services will total approximately $100 million. The Company will be building additional cell sites to augment its existing coverage area, primarily corridor coverage on interstates to suburbs. The Company will continue to upgrade its switching and other fixed network equipment to support future customer growth. Also in 1999, capital expenditures related to information systems will include a significant upgrade of the Company's billing and customer care system, including new hardware and software to support employee and customer growth, to address the Year 2000 Issue and for other project initiatives.

The Company estimates requiring $210 million for working capital requirements to fund operations for all of 1999, including an estimated $75 million in interest expense.

On June 30, 1998, the Company and Nokia Telecommunications Inc. ("Nokia") entered into an agreement ("1998 Credit Agreement") in which Nokia will provide up to an aggregate $150 million in financing to the Company for the purchase of network infrastructure equipment and services from Nokia. Loans under the 1998 Credit Agreement are to be made available in two tranches. With respect to Tranche A, the Company borrowed $68.5 million and, upon its written notice and payment of an extension fee to Nokia, extended the maturity date of Tranche A loans to June 30, 2000. A second tranche of $75 million ("Tranche B") became available commencing on June 30, 1999. The maturity date of both the Tranche A and Tranche B loans is June 30, 2000. The obligations of the Company under the 1998 Credit Agreement are fully and unconditionally guaranteed by TDS at an annual fee rate of 3%. As of June 30, 1999, the Company had $75.0 million available for borrowing under the 1998 Credit Agreement with Nokia.

Under the TDS Revolving Credit Agreement, as amended, AOC may borrow up to a maximum amount (the "Maximum Amount"), less the amount of any debt or equity financing obtained by AOC or the Company, including the amount of any borrowings under the Nokia 1998 Credit Agreement. However, debt financing related to the Company's Series A and Series B Zero Coupon Notes does not change the Maximum Amount. The Maximum Amount under the amended Revolving Credit Agreement was increased to $650 million in February 1999. The interest rate under the amended Revolving Credit Agreement is equal to the prime rate plus 3%. Interest on the balance due under the amended Revolving Credit Agreement is payable quarterly and no principal is payable until April 2, 2000. In March 1999, TDS paid the Company $114.5 million as a settlement for tax losses incurred by the Company and utilized by the TDS consolidated tax group. The Company used the funds to repay a portion of the existing AOC indebtedness to TDS, thereby increasing the amount available under the Revolving Credit Agreement. The net amount available for borrowings under the Revolving Credit Agreement was $27.1 million at June 30, 1999.

In July 1999, an amendment to the Revolving Credit Agreement was approved by the TDS and Aerial boards of directors which increased from $650 million to $775 million the Maximum Amount under the amended Revolving Credit Agreement. Accordingly, available funding under the Revolving Credit Agreement is now expected to last through December 1999. TDS has not committed to any further financing of Aerial's operations. It is the intent of TDS and Aerial management to obtain the necessary level of financial support from sources other than TDS to enable the Company to pay its debts as they become due. TDS and Aerial management believe the Company has the ability to obtain financial support in order to pay its debts as they become due. Sources of additional capital may include vendor financing and public and private equity and debt financings by the Company or its subsidiaries. If sufficient future funding is not available on terms and prices acceptable to the Company, the Company would have to reduce its construction and operating activities or take other actions, which could have a material adverse impact on the Company's financial condition and results of operations.

Proposed TDS Corporate Restructuring

In December 1998, TDS announced that it was pursuing a tax-free spin-off of its 82.2% interest in Aerial, as well as reviewing other alternatives. On August 4, 1999, TDS submitted a request for a private letter ruling from the Internal Revenue Service ("IRS") on the tax-free status of the spin-off. There are a number of conditions that must be met for a spin-off to occur, including a receipt of a favorable IRS ruling, final approval by the TDS Board, certain government and third party approvals and review by the Securities and Exchange Commission ("SEC") of appropriate SEC filings. TDS intends to seek shareholder approval of a proposal to distribute Aerial Series A

Common Shares, on a pro-rata basis, to holders of TDS Series A Common Shares and Aerial Common Shares, on a pro-rata basis, to holders of TDS Common Shares. There can be no assurance that a spin-off will be consummated or that other alternatives will not be pursued. Prior to any spin-off, it is expected that Aerial will seek additional financing so that Aerial would have the appropriate capitalization to operate as a stand-alone entity. In connection with such financing, all or a portion of Aerial's debt to TDS may be converted into equity.

On September 8, 1998, pursuant to the terms of a Purchase Agreement (the "Purchase Agreement") between TDS, the Company, AOC and Sonera Ltd., a limited liability company organized under the laws of Finland ("Sonera"), Sonera purchased approximately 2.4 million shares of common stock of AOC representing a 19.4% equity interest in AOC (subject to adjustment under certain circumstances) for the aggregate purchase price of $200 million. Sonera has the right, subject to adjustment under certain circumstances, to exchange each share of AOC common stock which it owns for 6.72919 Common Shares of Aerial. Upon the exchange of all of the above AOC shares, Sonera would own an 18.4% equity interest in Aerial, reflecting a purchase price equivalent to $12.33 per Common Share of Aerial (the "Equivalent Purchase Price").

Following the announcement by TDS on December 18, 1998, that it intended to distribute to its shareholders all of the capital stock of Aerial that it owns, and that Aerial would seek additional financing from sources other than TDS in connection therewith, Sonera contacted TDS to express certain concerns about the announcement. Sonera has claimed that it was induced to pay an excessive price for AOC common stock. Sonera has requested the renegotiation of certain matters related to Sonera's investment in AOC, including an adjustment in the Equivalent Purchase Price, and raised the possibility of litigation in connection therewith.

Under the Purchase Agreement, the number of AOC shares purchased by Sonera is subject to reduction if the average price of the Company's Common Shares exceeds certain threshold prices. During the second quarter and on July 7, 1999, the average price of the Company's Common Shares exceeded all of the threshold prices set forth in the Purchase Agreement. Accordingly, the Company has requested Sonera to surrender for cancellation an aggregate of 634,216 shares of AOC common stock. Cancellation of these shares would have the effect of increasing Sonera's Equivalent Purchase Price from $12.33 to $16.68 per Common Share of the Company. However, Sonera has refused to surrender any AOC shares and, in connection with its allegations, as discussed above, has objected to the application of the share reduction provisions in the Purchase Agreement.

TDS and the Company deny Sonera's allegations and deny that Sonera has any right to refuse to return the shares of AOC common stock for cancellation. TDS and the Company are attempting to reach a mutually acceptable resolution of open issues with Sonera, including Sonera's objection to the adjustment of Sonera shares in AOC. However, there can be no assurance that any such resolution will be possible and that this matter will not lead to litigation, or that it will not have a material adverse effect on TDS or the Company or on the plans relating to the spin-off and refinancing of the Company.

Market Risk

The Company is subject to market rate risks due to fluctuations in interest rates and equity markets. The majority of the Company's debt is in the form of variable rate notes with original maturities ranging from 1 to 10 years. The Series A and Series B Zero Coupon Notes are fixed rate debt and, therefore, fluctuations in interest rates can lead to fluctuations in the fair value of these instruments. The Company has not entered into any financial derivatives to reduce its exposure to interest rate risks. There has been no material change in the fair value relative to the Company's outstanding debt since December 31, 1998.

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

The Awareness phase consisted of developing an overall compliance strategy and establishing a Year 2000 project team that reports periodically to the Company's Audit Committee. TDS Management has established a Year 2000 Program Office at the TDS corporate level to coordinate activities of the Year 2000 project teams, to monitor the current status of individual projects, to report periodically to the TDS Audit Committee, and to promote the exchange of information between all business units to share knowledge and solution techniques. On an ongoing basis, the project teams continue to provide Year 2000 information and updates to customers, employees and business partners. Aerial management has made the Year 2000 Issue a top priority. The Year 2000 effort covers the network and supporting infrastructure for the provision of PCS services; the operational and financial information technology ("IT") systems and applications, such as computer systems that support key business functions such as billing, finance, customer service, procurement and supply; and a review of the Year 2000 compliance efforts of the Company's critical vendors.

The Assessment phase included the identification of core business areas and processes, analysis of systems and hardware supporting the core business areas and the prioritization of renovation or replacement of systems and hardware that are not Year 2000 compliant. Included in the Assessment phase is an analysis of risk management factors such as contingency plans and legal matters. Except for the contingency plans as discussed below, the Assessment phase was completed in the first quarter of 1999.

The Year 2000 project team identified those mission critical hardware, systems and applications that were not Year 2000 compliant. These noncompliant critical hardware, systems and applications have undergone renovation. The Renovation phase consisted of the remediation or replacement of mission critical systems, applications and hardware. The renovation of mission critical systems, applications and hardware has been completed.

The mission critical hardware, systems and applications that have been renovated are undergoing Year 2000 validation testing. The Validation phase includes
testing,   verifying  and  validating  the  renovated  or  replaced   platforms,
applications, databases and utilities. The Validation phase consists of independent verification testing of mission critical systems, applications and hardware, as well as network and system component upgrades received from suppliers. In addition, selected Year 2000 upgrades are slated to undergo testing in a controlled environment that replicates the current environment and is equipped to simulate the turn of the century and leap year dates. The Company will rely on the Cellular Telephone Industry Association ("CTIA"), Alliance for Telecommunications Industry Solutions ("ATIS") and TELCO Forum, which formed working groups to coordinate efforts of various carriers and manufacturers to facilitate inter-network Year 2000 testing. These programs have concluded and, generally, the findings indicate that there are no known network inter-operability defects related to Year 2000 associated with the available compliant upgrades for the networks. The Company has analyzed the findings and plans to install upgrades appropriate to its network. Validation of mission critical hardware, systems and applications is scheduled to be completed in the third quarter of 1999.

The Implementation phase involves migrating the converted, renovated and validated mission critical systems, applications and hardware into production. This phase is expected to be completed during the fourth quarter of 1999.

As with other telecommunications services providers, there exists a worst case scenario possibility that a failure to correct a Year 2000 problem in one or more of the mission critical network elements or IT applications could cause a significant disruption of, or interruption in, certain normal business functions. Management believes it has assembled the proper staffing and tools, and put in place procedures to identify and prepare all mission critical systems for the Year 2000 and believes the necessary programs are in place for a smooth Year 2000 transition. Based on the assessments and work performed to date by the project team, management believes that any such material disruption to the operations due to failure on an internal system is unlikely. However, management cannot provide assurance that its plan to address Year 2000 compliance will be successful as the Company is subject to various risks and uncertainties. Like most other telecommunications operators, the Company is highly dependent on the telecommunications network vendors to develop and provide compliant hardware, systems and applications and on other third parties, including vendors, other telecommunications service providers, government agencies and financial institutions, to deliver reliable services and timely upgrades. The Company has contacted critical vendors requesting information about their Year 2000 readiness. The responses have been used by the Company to make its renovations and are being used in developing the Company's overall contingency plans.

The Company cannot assess with certainty the magnitude of any such potential adverse impact. However, based upon risk assessment work conducted thus far, management believes that the most reasonably likely worst case scenario of the failure by the Company, its suppliers or other telecommunications carriers with which the Company interconnects to resolve Year 2000 issues would be an inability by the Company to (i) provide telecommunications services to the Company's customers, (ii) route and deliver telephone calls originating from or terminating with other other telecommunications carriers, (iii) timely and accurately process service requests and (iv) timely and accurately bill its customers. In addition to lost earnings, these failures could also result in loss of customers due to service interruptions and billing errors, substantial claims by customers and increased expenses associated with stabilizing operations and executing contingency plans.

The Company's contingency plan initiatives will include the following: reviewing, assessing and updating existing business recovery plans; identifying teams who will be on call during the millennium change to monitor the network, critical systems, operations centers and business processes to react immediately to facilitate repairs; re-prioritizing of mission critical work processes and associated resources; developing alternate processes to support critical customer functions in the event information systems or mechanized processes experience Year 2000 disruptions; establishing replacement/repair parallel paths to provide for repair and readiness of existing systems and components that are scheduled for replacement by the year 2000, in the event the replacement schedules are not met; developing alternate plans for critical suppliers of products/services that fail to meet Year 2000 compliance commitment schedules; and developing data retention and recovery procedures to be in place for customer and critical business data to provide pre-millennium backups with on-site as well as off-site data copies. The Company anticipates substantially completing the balance of its contingency planning early in the fourth quarter of 1999.

The Company estimates that the total costs related to the Year 2000 project will be approximately $17 million. Through June 30, 1999, the total costs directly associated with the Year 2000 Issue were approximately $9.2 million. The timing of expenditures may vary and is not necessarily indicative of readiness efforts or progress to date. Though Year 2000 project costs will directly impact the reported level of future net (loss), the Company intends to manage its total cost structure, including deferral of non-critical projects, in an effort to mitigate the impact of Year 2000 project costs.

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

                               AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                              Unaudited
                                              ---------

                                                         Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
                                                         -------------------         -----------------
                                                          1999         1998         1999         1998
                                                          ----         ----         ----         ----
                                                       (Dollars in thousands, except per share amounts)
OPERATING REVENUES
    Service                                           $  47,795    $  28,852    $  91,893    $  52,935
    Equipment sales                                       6,990        7,836       13,433       14,499
                                                      ---------    ---------    ---------    ---------
        Total Operating Revenues                         54,785       36,688      105,326       67,434

OPERATING EXPENSES
    System operations                                    20,169       18,802       40,522       34,139
    Marketing and selling                                17,799       17,974       37,876       35,406
    Customer service                                     10,311       12,752       20,162       23,651
    Cost of equipment sold                               13,155       20,573       25,557       43,393
    General and administrative                           18,260       12,805       34,181       26,680
    Depreciation                                         20,550       19,356       40,432       37,163
    Amortization of intangibles                           1,888        1,888        3,777        3,777
                                                      ---------    ---------    ---------    ---------
        Total Operating Expenses                        102,132      104,150      202,507      204,209
                                                      ---------    ---------    ---------    ---------

OPERATING (LOSS)                                        (47,347)     (67,462)     (97,181)    (136,775)

INVESTMENT AND OTHER INCOME (EXPENSE)
    Minority share of loss                               12,945         --          4,902         --
    Investment (losses)                                    --           --           (100)        --
    Interest income-other                                   134          303          258          663
    Other income (expense)                                  891       (1,009)         231         (337)
                                                      ---------     --------    ---------    ---------
        Total Investment and Other Income (Expense)      13,970         (706)       5,291          326
                                                      ---------     --------    ---------    ---------

(LOSS) BEFORE INTEREST AND INCOME  TAXES                (33,377)     (68,168)     (91,890)    (136,449)

INTEREST EXPENSE
    Interest expense-affiliate                           16,532       16,169       33,568       29,842
    Interest expense-other                                5,389        4,251       10,397        8,358
                                                      ---------     --------    ---------    ---------
        Total Interest Expense                           21,921       20,420       43,965       38,200
                                                      ---------     --------    ---------    ---------

(LOSS) BEFORE INCOME TAXES                              (55,298)     (88,588)    (135,855)    (174,649)
    Income tax expense (benefit)                            704          886     (113,230)       1,746
                                                      ---------     --------    ---------    ---------
NET (LOSS)                                            $ (56,002)   $ (89,474)   $ (22,625)   $(176,395)
                                                      =========    =========    =========    =========

WEIGHTED AVERAGE COMMON AND
    SERIES A COMMON SHARES (000s)                        71,916       71,730       71,861       71,683
(LOSS) PER COMMON AND
    SERIES A COMMON SHARE                             $   (0.78)   $   (1.25)   $   (0.31)   $   (2.46)
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

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                    ---------

                                                                  Six Months ended
                                                                       June 30,
                                                                 -----------------
                                                                 1999         1998
                                                                 ----         ----
                                                              (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (Loss)                                                $ (22,625)   $(176,395)
    Add (Deduct) adjustments to reconcile net (loss)
        to net cash provided (used) by operating activities
    Depreciation and amortization                                44,209       40,940
    Noncash interest expense                                      8,978        7,565
    Deferred taxes                                                1,099        1,746
    Investment losses                                               100         --
    Minority share of operating (loss)                           (4,902)        --
    Loss on sale of property and equipment                          128          420
    Change in accounts receivable-customer                       (1,709)      (2,498)
    Change in inventory                                           1,380       13,188
    Change in accounts payable-affiliates                           325           18
    Change in accounts payable-trade                            (19,212)      (7,754)
    Change in accrued interest-affiliate                            (33)       1,320
    Change in other assets and liabilities                         (853)       2,665
                                                              ---------    ---------
                                                                  6,885     (118,785)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Change in Revolving Credit Agreement-TDS                    118,969      161,831
    Repayments of borrowings under the Revolving Credit
        Agreement-TDS                                          (114,500)        --
    Issuance of common stock                                      1,605          816
                                                              ---------    ---------
                                                                  6,074      162,647
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                         (12,966)     (48,061)
    Proceeds from sale of property and equipment                     33          298
    Change in temporary and other investments                      (524)         868
                                                              ---------    ---------
                                                                (13,457)     (46,895)
                                                              ---------    ---------
NET (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                    (498)      (3,033)
CASH AND CASH EQUIVALENTS-
    Beginning of period                                           4,943        5,012
                                                              ---------    ---------
    End of period                                             $   4,445    $   1,979
                                                              =========    =========



The accompanying notes to consolidated financial statements are an integral part of these statements.



                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)
                                                                    June 30, 1999 December 31, 1998
                                                                    ------------- -----------------
                                                                        (Dollars in Thousands)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                           $   4,445    $   4,943
    Temporary investments                                                    --             35
    Accounts receivable
        Customer, less allowance of $2,935 and $5,875, respectively        25,913       24,204
        Roaming                                                             1,340        2,252
        Other                                                               1,806        1,348
    Inventory                                                               9,998       11,378
    Prepaid rent                                                            3,024        3,666
    Other                                                                   3,585          898
                                                                        ---------    ---------
                                                                           50,111       48,724
                                                                        ---------    ---------
PROPERTY and EQUIPMENT
    In service and under construction                                     764,593      733,958
    Less accumulated depreciation                                        (153,049)    (112,677)
                                                                        ---------    ---------
                                                                          611,544      621,281
                                                                        ---------    ---------
INVESTMENTS
    Investment in PCS licenses-net of
        accumulated amortization of $15,820 and $12,044, respectively     285,711      289,488
    Other                                                                   1,902        1,444
                                                                        ---------    ---------
                                                                          287,613      290,932
                                                                        ---------    ---------
DEFERRED COSTS                                                                810          410
                                                                        ---------    ---------
TOTAL ASSETS                                                            $ 950,078    $ 961,347
                                                                        =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable
        Affiliates                                                      $   7,052    $   6,727
        Trade                                                              33,217       56,097
    Revolving credit agreement-TDS                                        554,412         --
    Current portion of long-term debt                                      68,458         --
    Accrued interest-affiliate                                              4,906        4,939
    Accrued compensation                                                    6,519        5,169
    Accrued taxes                                                           6,931        7,015
    Microwave relocation costs payable                                        399        1,828
    Other                                                                   4,236        4,349
                                                                        ---------    ---------
                                                                          686,130       86,124
                                                                        ---------    ---------
REVOLVING CREDIT AGREEMENT-TDS                                               --        549,943
                                                                        ---------    ---------
LONG-TERM DEBT                                                            241,501      278,010
                                                                        ---------    ---------
DEFERRED TAX LIABILITY-NET                                                 17,456       16,357
                                                                        ---------    ---------
MINORITY INTEREST                                                             479        5,835
                                                                        ---------    ---------
COMMON SHAREHOLDERS' EQUITY
    Common Shares, par value $1.00 per share                               31,921       31,789
    Series A Common Shares, par value $1.00 per share                      40,000       40,000
    Additional paid-in capital                                            586,041      584,114
    Retained deficit                                                     (653,450)    (630,825)
                                                                        ---------    ---------
                                                                            4,512       25,078
                                                                        ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 950,078    $ 961,347
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

     The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1999, and December 31, 1998, the results of operations for the six and three months ended June 30, 1999 and 1998, and the cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the six and three months ended June 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

     Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

2. Net (Loss) per Common and Series A Common Share for the six and three months ended June 30, 1999 and 1998, was computed based on the weighted average number of Common and Series A Common Shares outstanding during the period.

3. Comprehensive income (loss) equals Net (loss) for the six and three months ended June 30, 1999 and 1998.

4. Supplemental Cash Flow Information. Additions to property and equipment of $23.0 million were financed through an increase in long-term debt.

     In the first half of 1999, the Company incurred interest charges totaling $44.0 million. The interest charges were comprised of $29.5 million related to the Revolving Credit Agreement with TDS, $4.1 million for TDS guarantee fees on the Series A and Series B Zero Coupon Notes and obligations under the Nokia 1998 Credit Agreement, $1.2 million paid to Nokia for interest charges relating to the 1998 Credit Agreement, $9.0 million in accreted interest on the Series A and Series B Zero Coupon Notes and $0.2 million in other interest charges.

     During the first half of 1998, the Company incurred interest charges totaling $38.3 million. The interest charges were comprised of $26.8 million related to the Revolving Credit Agreement with TDS, $3.1 million for TDS guarantee fees on the Series A and Series B Zero Coupon Notes and obligations under the Nokia 1996 Credit Agreement, $0.4 million paid to Nokia for interest charges relating to the 1996 Credit Agreement, $7.5 million in accreted interest on the Series A and Series B Zero Coupon Notes and $0.5 million in other interest charges. Of these amounts, the Company capitalized $0.1 million relating to its work in process expenditures. The remaining $38.2 million was charged to expense.

5. Minority Interest. On September 8, 1998, pursuant to the terms of a Purchase Agreement (the "Purchase Agreement") between TDS, the Company, AOC and Sonera Ltd., a limited liability company organized under the laws of Finland ("Sonera"), Sonera purchased approximately 2.4 million shares of common stock of AOC representing a 19.4% equity interest in AOC (subject to adjustment under certain circumstances) for the aggregate purchase price of $200 million. Sonera has the right, subject to adjustment under certain circumstances, to exchange each share of AOC common stock which it owns for
     6.72919 Common Shares of Aerial. Upon the exchange of all of the above AOC shares, Sonera would own an 18.4% equity interest in Aerial, reflecting a purchase price equivalent to $12.33 per Common Share of Aerial (the "Equivalent Purchase Price").

     See Note 8 - Proposed TDS Corporate Restructuring for discussion of the concerns raised by Sonera regarding the spin-off announcement made by TDS and certain issues related to the Purchase Agreement, which has raised the possibility of litigation.

     Minority share of loss of $4.9 million represents Sonera's share of AOC's consolidated net loss for the first half of 1999.


6. Revolving Credit Agreement. On March 12, 1999, the TDS and Aerial boards of directors approved a tax settlement agreement calling for payment of $114.5 million from TDS to Aerial under the tax allocation agreement. The $114.5 million received by Aerial covered the estimated tax losses incurred by the Company and used by TDS for the period commencing from January 1, 1996 through August 31, 1999. The tax settlement agreement requires the final settlement amount to cover tax losses incurred by Aerial and used by TDS for the period commencing January 1, 1996 and ending with the date of the spin-off of Aerial. The settlement amount was used to repay a portion of the existing AOC indebtedness to TDS under the Revolving Credit Agreement. The net amount available for borrowing under the Revolving Credit Agreement was $27.1 million at June 30, 1999.

     In July 1999, an amendment to the Revolving Credit Agreement was approved by the TDS and Aerial boards of directors which increased from $650 million to $775 million the Maximum Amount under the amended Revolving Credit Agreement.

7. Commitments. At June 30, 1999, the Company had orders totaling approximately $3.7 million with Nokia Telecommunications Inc. for network infrastructure equipment. Also, at June 30, 1999, the Company had orders totaling approximately $12.1 million with various handset vendors for handsets and accessories.

8. Proposed TDS Corporate Restructuring. In December 1998, TDS announced that it was pursuing a tax-free spin-off of its 82.2% interest in Aerial, as well as reviewing other alternatives. On August 4, 1999, TDS submitted a request for a private letter ruling from the Internal Revenue Service ("IRS") on the tax-free status of the spin-off. There are a number of conditions that must be met for a spin-off to occur, including a receipt of a favorable IRS ruling, final approval by the TDS Board, certain government and third party approvals and review by the Securities and Exchange Commission ("SEC") of appropriate SEC filings. TDS intends to seek shareholder approval of a proposal to distribute Aerial Series A Common Shares, on a pro-rata basis, to holders of TDS Series A Common Shares and Aerial Common Shares, on a pro-rata basis, to holders of TDS Common Shares. There can be no assurance that a spin-off will be consummated or that other alternatives will not be pursued. Prior to any spin-off, it is expected that Aerial will seek additional financing so that Aerial would have the appropriate capitalization to operate as a stand-alone entity. In connection with such financing, all or a portion of Aerial's debt to TDS may be converted into equity.

     Following the announcement by TDS on December 18, 1998, that it intended to distribute to its shareholders all of the capital stock of Aerial that it owns, and that Aerial would seek additional financing from sources other than TDS in connection therewith, Sonera contacted TDS to express certain concerns about the announcement. Sonera has claimed that it was induced to pay an excessive price for AOC common stock. Sonera has requested the renegotiation of certain matters related to Sonera's investment in AOC, including an adjustment in the Equivalent Purchase Price, and raised the possibility of litigation in connection therewith.

     Under the Purchase Agreement, the number of AOC shares purchased by Sonera is subject to reduction if the average price of the Company's Common Shares exceeds certain threshold prices. During the second quarter and on July 7, 1999, the average price of the Company's Common Shares exceeded all of the threshold prices set forth in the Purchase Agreement. Accordingly, the Company has requested Sonera to surrender for cancellation an aggregate of 634,216 shares of AOC common stock. Cancellation of these shares would have the effect of increasing Sonera's Equivalent Purchase Price from $12.33 to $16.68 per Common Share of the Company. However, Sonera has refused to surrender any AOC shares and, in connection with its allegations, as discussed above, has objected to the application of the share reduction provisions in the Purchase Agreement.

     TDS and the Company deny Sonera's allegations and deny that Sonera has any right to refuse to return the shares of AOC common stock for cancellation. TDS and the Company are attempting to reach a mutually acceptable resolution of open issues with Sonera, including Sonera's objection to the adjustment of Sonera shares in AOC. However, there can be no assurance that any such resolution will be possible and that this matter will not lead to litigation, or that it will not have a material adverse effect on TDS or the Company or on the plans relating to the spin-off and refinancing of the Company.

                           PART II. OTHER INFORMATION
                           --------------------------
Item 4.  Submission of Matters to a Vote of Security-Holders.

     At the Annual Meeting of Shareholders of Aerial Communications, Inc., held on May 7, 1999, the following number of votes were cast for the matters indicated:

1.a.  Election  of one Class II Director of the Company by the holders of Common
      Shares:


                                                                     Broker
   Nominee               For            Withhold                    Non-vote
   -------               ---            --------                    --------
Matti Makkonen        29,349,488         516,890                       -0-

1.b.  Election of one Class III Director of the Company by the holders of Common
      Shares:


                                                                      Broker
   Nominee                For            Withhold                    Non-vote
   -------                ---            --------                    --------
Pertti Miettunen       29,349,488         516,890                       -0-

1.c. Election of three Class II Directors of the Company by the holder of Series
     A Common Shares:


                                                              Broker
    Nominee                        For          Withhold     Non-vote
    -------                        ---          --------     --------
James Barr III                 600,000,000         -0-         -0-
Walter C.D. Carlson            600,000,000         -0-         -0-
J. Clarke Smith                600,000,000         -0-         -0-


2. The proposal to ratify the selection of Arthur Andersen LLP as the Company's Independent Public Accountants for the year ended December 31, 1999:


                                                                       Broker
                              For               Against    Abstain    Non-vote
                              ---               -------    -------    --------
Series A
Common                    600,000,000              -0-        -0-        -0-
Shares
Common                     29,835,667           19,815     10,896        -0-
Shares
Total                     629,835,667           19,815     10,896        -0-







3. The proposal to approve the Company's Retention Restricted Stock Unit Plan:


                                                                         Broker
                           For               Against          Abstain   Non-vote
                           ---               -------          -------   --------
Series A
Common                 600,000,000               -0-               -0-       -0-
Shares
Common                  29,569,148           262,211            35,019       -0-
Shares
Total                  629,569,148           262,211            35,019       -0-

Item 6.           Exhibits and Reports on Form 8-K.

     (a) Exhibits

         Exhibit 10.23 - Third Amendment to the Revolving Credit Agreement by and between Telephone and Data Systems, Inc. and Aerial Operating Company, Inc.

         Exhibit 11 - Computation of earnings per common share.

         Exhibit 27 - Financial Data Schedule.

     (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES
                                   ----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AERIAL COMMUNICATIONS, INC.
                                       ---------------------------
                                              (Registrant)



Date August 13, 1999            /s/ Donald W. Warkentin
     ---------------           -------------------------------------------------
                               Donald W. Warkentin
                               President
                               (Chief Executive Officer)


Date August 13, 1999           /s/ J. Clarke Smith
     --------------            -------------------------------------------------
                               J. Clarke Smith
                               Vice President-Finance and Administration
                               (Chief Financial Officer)


Date August 13, 1999           /s/ B. Scott DaiIey
     --------------            -------------------------------------------------
                               B. Scott Dailey
                               Vice President-Controller
                               (Principal Accounting Officer)