Form 10-Q
period 1999-09-30
AERIAL COMMUNICATIONS INC
filed 1999-11-12
CIK 1008614

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


 [X]    QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     September 30, 1999
                               -------------------------------------------------
                                        OR
 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

            8410 West Bryn Mawr, Suite 1100, Chicago, Illinois 60631
          -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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
                                          Yes   X    No
                                             ------     --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at November 1, 1999
------------------------------------            -------------------------------
   Common Shares, $1 par value                          41,804,135 Shares
Series A Common Shares, $1 par value                    52,924,151 Shares

--------------------------------------------------------------------------------

                           AERIAL COMMUNICATIONS, INC.
                          ----------------------------
                         3rd QUARTER REPORT ON FORM 10Q
                         ------------------------------
                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------
Part I.           Financial Information

                  Management's Discussion and Analysis of
                     Results of Operations and Financial Condition        2-12

                  Consolidated Statements of Operations -
                     Three Months and Nine Months Ended September 30,
                     1999 and 1998                                         13

                  Consolidated Statements of Cash Flows -
                     Nine Months Ended September 30, 1999 and 1998         14

                  Consolidated Balance Sheets -
                     September 30, 1999 and December 31, 1998              15

                  Notes to Consolidated Financial Statements             16-19


Part II.          Other Information                                        20

Signatures                                                                 21

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

Aerial Communications, Inc. ("Aerial" or the "Company" - NASDAQ symbol: AERL), an 82.1%-owned subsidiary of Telephone and Data Systems, Inc. ("TDS"), provides Personal Communications Services ("PCS") in the Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus (Ohio) Major Trading Areas ("MTAs"). The Columbus MTA launched service on March 27, 1997. The Company's five remaining MTAs launched service during the second quarter of 1997.

On September 20, 1999, VoiceStream Wireless Corporation ("VoiceStream") and Aerial announced that their respective Boards of Directors had approved a definitive agreement to merge the two companies. See the "VoiceStream Merger" section of "Liquidity and Capital Resources" below for further discussion of the transaction.

The following is a table of summarized operating data for the Company's consolidated operations.

                                                   Sept. 30,   June 30,     March 31,  Dec. 31,     Sept. 30,
As of:                                               1999        1999         1999       1998         1998
------                                               ----        ----         ----       ----         ----

Total MTA population (in millions)                   27.5        27.5         27.7       27.7         27.6
Total customers                                   363,100     346,600      331,600    311,900      230,700
Net customer additions (quarter)                   16,500      15,000       19,700     81,200       26,700
Churn rate (year to date)                             4.7%        4.8%         4.7%       5.5%         5.5%
Churn rate (quarter)                                  4.6%        4.8%         4.7%       5.1%         5.5%
Average revenue per customer per
    month (year to date)                              $46         $46          $46        $51          $52
Average revenue per customer per
   month (quarter)                                    $46         $47          $46        $49          $50
MTA penetration                                      1.32%       1.26%        1.20%      1.13%        0.84%
Cell sites in service                               1,239       1,207        1,180      1,180        1,152


Through the first nine months of 1999 the Company has experienced a decline in its net customer growth rate compared to the same period of the previous year. The Company plans to increase its net customer growth rate through the selective use of competitive promotions and expansion of third party dealer and Aerial owned outlets.

Nine Months Ended 9/30/99 Compared to Nine Months Ended 9/30/98

Operating Revenues
------------------
Operating revenues totaled $162.1 million in 1999, an increase of $56.2 million as compared to 1998. The increase in operating revenues reflects the growth of the Company's customer base in the past year as the Company has added 132,400 customers since September 30, 1998.

Service revenue totaled $141.0 million in 1999, an increase of $55.4 million as compared to 1998. Service revenue primarily consists of charges for access, airtime and value-added services provided to the Company's customers who use the network operated by the Company (local service revenue). Service revenue also consists of charges to customers of other wireless carriers who use the Company's network when roaming (outcollect roaming revenue) and charges for long-distance calls made on the Company's systems (long-distance revenue). The increase in 1999 service revenue was driven by the growth in the number of customers using the Company's network during 1999 as compared to 1998, partially offset by a decline in average revenue per customer per month ("ARPU"). The Company's ARPU was $46 for the nine months ended September 30, 1999 as compared to $52 for the same period in 1998. The decline in ARPU reflects the addition of more moderate wireless users to the Company's customer base.

Equipment sales revenue represents the sale of handsets and related accessories to retailers, independent agents, and end user customers. Equipment sales totaled $21.1 million in 1999, an increase of $0.8 million as compared to 1998. The increase in equipment sales revenue is due to increases in the sales prices for handsets (primarily due to product mix changes) partially offset by a modest decline in the number of handsets sold in 1999 as compared to 1998.

Operating Expenses
------------------
Operating expenses totaled $307.9 million in 1999, an increase of $4.7 million as compared to 1998. Operating expenses increased across most functional areas due to the Company's increased level of business activity during 1999 as compared to 1998. However, these increases were partially offset by a decrease in customer service expense and a significant decrease in cost of equipment sold.

System operations expense totaled $58.9 million in 1999, an increase of $8.1 million as compared to 1998. System maintenance expenses increased $3.9 million, primarily for maintenance service performed on the Company's network. The Company began incurring charges for these services during the second quarter of 1998. Salaries and benefits for system operations employees increased $2.7 million, reflecting increased headcount, and cell site expense increased $0.5 million due primarily to the addition of 87 cell sites since September 1998.

Marketing and selling expense totaled $60.4 million in 1999, an increase of $8.4 million as compared to 1998. Efforts to increase gross customer additions, including increases in advertising, promotion and points of distribution (with associated increase in store rent expense), contributed significantly to the overall increase in marketing and selling expense.

Customer service expense totaled $29.5 million in 1999, a decrease of $9.2 million as compared to 1998. The decrease in customer service expense is primarily due to a decrease in bad debt expense as a result of improved credit management processes.

Cost of equipment sold totaled $39.7 million in 1999, a decrease of $19.9 million as compared to 1998. The decrease reflects a significant decline in handset cost per unit combined with a modest decrease in handsets sold.

General and administrative expense totaled $52.8 million in 1999, an increase of $11.8 million as compared to 1998. Consulting expense increased $6.9 million due primarily to costs associated with the Year 2000 Issue. Salaries and wage expense increased $6.0 million reflecting an increase in personnel since September 30, 1998.

Depreciation expense was $61.0 million in 1999, an increase of $5.6 million as compared to 1998. The increase is due to an increase in the Company's fixed asset balances. As of September 30, 1999, the Company had $763.4 million of property and equipment in service as compared to September 30, 1998, when the Company had $668.3 million of property and equipment in service.

Operating (Loss)
----------------
Operating (Loss) totaled $(145.8) million in 1999, a decrease of $51.6 million as compared to 1998, largely as a result of the increase in operating revenues in 1999. Although service revenues are expected to continue to grow during the remainder of 1999 as the Company builds its customer base, the Company expects to continue to have operating losses and to generate negative cash flow in 2000 as it incurs costs associated with that growth.

Investment and Other Income (Expense)
-------------------------------------
Investment and Other Income (Expense) totaled $2.7 million in 1999, a decrease of $1.9 million as compared to 1998. The decrease is primarily due to professional fees the Company paid during 1999 related to the proposed spin-off of the Company as well as the merger with VoiceStream (See Note 9 - VoiceStream Merger).

Interest and Income Taxes
-------------------------
Interest expense-affiliate totaled $52.3 million in 1999, an increase of $5.3 million as compared to 1998. In 1999, interest expense-affiliate represents interest on amounts borrowed under the Revolving Credit Agreement with TDS and the 3% guarantee fees associated with the Series A and Series B Zero Coupon Notes and the Nokia 1998 Credit Agreement. The 1999 increase is primarily attributable to an increase in Company debt guaranteed by TDS and an increase in the interest rate charged under the Revolving Credit Agreement. During the fourth quarter of 1998 the interest rate charged on the outstanding balance under the Revolving Credit Agreement was increased from prime rate plus 1.5% to prime rate plus 3.0%. See also the "VoiceStream Merger" section of "Liquidity and Capital Resources" below for further discussion of the interest rate under the Revolving Credit Agreement.

Interest expense-other totaled $16.0 million in 1999, an increase of $2.9 million as compared to 1998. In 1999, interest expense-other relates to interest expense accreted on the Series A and Series B Zero Coupon Notes, as well as interest expense related to the Nokia 1998 Credit Agreement. The average outstanding balance of long-term debt (including current portions) was greater in 1999 as compared to 1998, resulting in greater interest expense.

Income taxes. The Company is included in a consolidated federal tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes its federal income taxes as if it were filing a separate return as its own affiliated group and was not included in the TDS group. TDS and the Company are parties to a tax allocation agreement, as well as a March 12, 1999 tax settlement agreement which resulted in a payment of $114.5 million from TDS to Aerial. The $114.5 million received by Aerial covered the estimated tax losses incurred by the Company and used by TDS for the period commencing from January 1, 1996 through August 31, 1999. The tax settlement agreement requires the final settlement amount to cover tax losses incurred by Aerial and used by TDS for the period commencing January 1, 1996 and ending December 31, 1999.

The payment of the $114.5 million by TDS, partially offset by an increase in deferred income tax expense of $1.8 million, resulted in a net income tax benefit of $112.7 million for 1999.

Net (Loss) and (Loss) Per Common and Series A Common Share
----------------------------------------------------------
Net (loss)  totaled  $(98.8)  million in 1999 and $(255.5)  million in 1998. Net
(loss) per Common and Series A Common Share was $(1.37) in 1999 and $(3.56) in 1998. The decrease in the Company's Net (loss) and Net (loss) per Common and Series A Common Share in 1999 as compared to 1998 is due to increased operating revenues and the income tax benefit generated by the $114.5 million received by the Company from TDS related to the tax settlement agreement, partially offset by an increase in both operating and non-operating expenses.

Three Months Ended 9/30/99 Compared to Three Months Ended 9/30/98

Operating Revenues
------------------
Operating revenues totaled $56.8 million in 1999, an increase of $18.3 million as compared to 1998. Service revenue totaled $49.1 million in 1999, an increase of $16.5 million as compared to 1998. The increase in 1999 service revenue was driven by the growth in the number of customers using the Company's network during 1999 as compared to 1998 partially offset by a decline in ARPU. The Company's ARPU was $46 for the three months ended September 30, 1999 as compared to $50 for the same period in 1998. The decline in ARPU reflects the addition of more moderate wireless users to the Company's customer base. Equipment sales totaled $7.7 million in 1999, an increase of $1.9 million as compared to 1998. The increase in equipment sales revenue reflects an increase in the sales price for handsets sold in 1999 as compared to 1998 (primarily due to product mix changes) as well as an increase in total handsets sold.

Operating Expenses
------------------
Operating expenses were $105.4 million in 1999, an increase of $6.4 million as compared to 1998. The increase in operating expenses is for reasons generally the same as the first nine months of 1999.

Operating (Loss)
---------------
Operating (Loss) totaled $(48.6) million in 1999, a decrease of $12.0 million as compared to 1998, largely as a result of the increase in operating revenues in 1999 partially offset by an increase in operating expenses.

Investment and Other Income (Expense)
-------------------------------------
Investment and Other Income (Expense) totaled $(2.7) million in 1999, a decrease of $6.9 million as compared to 1998. The decrease is due to a $3.3 million decrease in the minority share of Aerial Operating Company, Inc.'s ("AOC") consolidated net loss (due to cumulative allocable losses exceeding original investments), and for reasons generally the same as the first nine months of 1999.

Interest Expense
----------------
Interest expense totaled $24.3 million in 1999, an increase of $2.4 million as compared to 1998. The increase in interest expense is for reasons generally the same as the first nine months of 1999.

Net (Loss) and (Loss) Per Common and Series A Common Share
----------------------------------------------------------
Net (loss)  totaled  $(76.2)  million in 1999 and $(79.1)  million in 1998.  Net
(loss) per Common and Series A Common Share was $(1.06) in 1999 and $(1.10) in 1998. The decrease in the Company's Net (loss) and Net (loss) per Common and Series A Common Share in 1999 as compared to 1998 is due primarily to increased operating revenues in 1999 partially offset by an increase in both operating and non-operating expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The costs of development, construction, start-up and post-launch activities of the Company require substantial capital. From inception through September 30, 1999, the Company had expended $304.4 million for its six licenses, including capitalized interest, $794.5 million for all other capital expenditures and incurred cumulative net losses of $729.6 million. The Company expects to continue to incur significant operating losses and generate negative cash flow from operating activities in 2000 as it continues to build its customer base.

Cash flows from operating activities used $33.4 million in 1999 and $173.3 million in 1998. Operating cash outflow (operating loss before depreciation and amortization expense) totaled $79.1 million in 1999 as compared to $136.3 million in 1998. The March 12, 1999 tax settlement agreement with TDS provided $114.5 million in 1999 and cash flows from other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) required $68.8 million in 1999 and required $37.0 million in 1998.

Cash flows from financing activities provided $63.8 million in 1999 and $236.6 million in 1998. Cash provided in 1999 was primarily due to the Company borrowing $175.8 million under the Revolving Credit Agreement with TDS. The Company paid $114.5 million to TDS to repay a portion of the outstanding balance under the Revolving Credit Agreement with the proceeds from the tax settlement agreement. In 1998, borrowings under the Revolving Credit Agreement provided $235.8 million. The Company also received $200 million from the sale to Sonera Corporation, formerly known as Sonera Ltd. ("Sonera"), of a 19.4% equity interest in AOC. The proceeds from the sale were remitted to TDS to pay down part of the outstanding balance under the Revolving Credit Agreement.

Cash flows used in investing activities totaled $27.8 million in 1999 as compared to $63.9 million in 1998. Cash used in 1999 and 1998 was primarily for additions to property and equipment for PCS network and information system assets. Fixed asset additions were financed through a combination of borrowings under the Revolving Credit Agreement with TDS, and proceeds from the Series B Zero Coupon Notes and the Nokia 1996 and 1998 Credit Agreements.

For all of 1999, the Company estimates that the aggregate funds required for capital expenditures for the continuing development of its PCS networks and services will total approximately $90 million. The Company will be building additional cell sites to augment its existing coverage area, primarily corridor coverage on interstates to suburbs. The Company will continue to upgrade its switching and other fixed network equipment to support future customer growth. Also in 1999, capital expenditures related to information systems included a significant upgrade of the Company's billing and customer care system, including new hardware and software to support employee and customer growth, to address the Year 2000 Issue and for other project initiatives.

The Company estimates requiring $215 million for working capital requirements to fund operations for all of 1999, including an estimated $65 million in interest expense.

On June 30, 1998, the Company and Nokia Telecommunications Inc. ("Nokia") entered into an agreement ("1998 Credit Agreement") in which Nokia will provide up to an aggregate $150 million in financing to the Company for the purchase of network infrastructure equipment and services from Nokia. Loans under the 1998 Credit Agreement are to be made available in two tranches. With respect to Tranche A, the Company borrowed $68.5 million and, upon its written notice and payment of an extension fee to Nokia, extended the maturity date of Tranche A loans to June 30, 2000. A second tranche of $75 million ("Tranche B") became available commencing on June 30, 1999. The maturity date of both the Tranche A and Tranche B loans is June 30, 2000. The obligations of the Company under the 1998 Credit Agreement are fully and unconditionally guaranteed by TDS at an annual fee rate of 3%. As of September 30, 1999, the Company had $61.1 million available for borrowing under the 1998 Credit Agreement with Nokia. As part of the "VoiceStream Merger" discussed below, at the merger close VoiceStream Wireless Holding Corporation ("Holding") will repay all obligations under or amend the Nokia

1998 Credit Agreement. In connection therewith, TDS will be released from its guaranties and all liabilities thereunder.

Under the TDS Revolving Credit Agreement, as amended, AOC may borrow up to a maximum amount (the "Maximum Amount"), less the amount of certain financing obtained by AOC or Aerial, including the amount of any borrowings under the Nokia 1998 Credit Agreement. However, debt financing related to the Series A and Series B Zero Coupon Notes does not change the Maximum Amount. As of September 30, 1999, the Maximum Amount available under the TDS Revolving Credit Agreement was $775 million and the amount available for borrowing by AOC was approximately $81 million. See also "TDS Debt Replacement" below for further discussion of the TDS Revolving Credit Agreement.

VoiceStream Merger

On September 20, 1999, VoiceStream and Aerial announced that their respective Boards of Directors had approved a definitive agreement to merge the two companies. VoiceStream, the Company and TDS entered into a September 17, 1999, Agreement and Plan of Reorganization pursuant to which VoiceStream will exchange
0.455 shares of VoiceStream common stock for each of the Company's Common and Series A Common Shares. The conversion number is subject to adjustment (but not below 0.455 or above 0.5 of a share of VoiceStream common stock) in the event Aerial's merger with VoiceStream closes prior to the closing of the proposed merger of Omnipoint Corporation and VoiceStream and the average price of VoiceStream common stock for the 15-day trading period prior to the closing is less than $39.56 per share.

Aerial public shareholders will have the right to elect to receive $18 in cash in lieu of shares of VoiceStream. Sonera will convert its shares in AOC into shares of Aerial (at a conversion ratio of 6.72919) immediately prior to the merger becoming effective. The parties anticipate that the merger will be tax free to Aerial shareholders who elect to receive VoiceStream stock. TDS and major shareholders of VoiceStream have agreed to vote in favor of the merger. This merger is subject to shareholder approval by both companies as well as federal, state, and other regulatory approvals, including those of the Federal Communications Commission and the Federal Trade Commission. The merger is expected to close in the first quarter of 2000. The following is a discussion of significant transactions executed in anticipation of but not contingent upon the merger with VoiceStream, except as indicated below.

TDS Debt Replacement
--------------------
On September 17, 1999, TDS, the Company, AOC, VoiceStream and Holding entered into a Debt/Equity Replacement Agreement (the "TDS Debt Replacement Agreement"). In accordance with the TDS Debt Replacement Agreement, on November 1, 1999, TDS assigned to Aerial as a contribution to capital $420 million of debt owed by AOC to TDS under the TDS Revolving Credit Agreement in exchange for an aggregate 19,090,909 shares of Aerial common stock, at a purchase price of $22.00 per share. On September 17, 1999, the date of the TDS Debt Replacement Agreement, the closing price of Aerial Common Shares was $20.00 per share. The shares of Aerial common stock consisted of 6,166,758 Aerial Common Shares and 12,924,151 Aerial Series A Common Shares. Thereafter, on November 1,1999, Aerial assigned to AOC as a contribution to capital the $420 million of debt received from TDS, as well as $75 million received by Aerial from Sonera (see "Sonera-Aerial Investment" below) in exchange for an aggregate of 3,343,642 common shares of AOC. As a result of such transaction, $420 million of debt previously owed by AOC to TDS was extinguished and the Maximum Amount under the Revolving Credit Agreement was reduced from $775 million to $355 million. In addition, the interest rate under the Revolving Credit Agreement was decreased to prime rate plus 2.35% and the guarantee by Aerial of AOC's obligations thereunder was terminated. Effective at the merger closing, TDS and AOC will amend the TDS Revolving Credit Agreement by entering into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement will evidence any loans outstanding under the TDS Revolving Credit Agreement at that time and the maturity date of such loans will be one year after the effective date of the Amended and Restated Credit Agreement.

Sonera-Aerial Investment
------------------------
On September 17, 1999, TDS, Aerial, AOC, VoiceStream, Holding, Sonera and Sonera Corporation U.S. ("Sonera U.S.") entered into a Settlement Agreement and Release providing for the Sonera-Aerial Investment. In accordance with the Sonera-Aerial Investment, on November 1, 1999, Sonera invested an aggregate of $230 million in Aerial and AOC at an equivalent price of $22.00 per share of Aerial common stock. Aerial issued 3,409,091 Aerial common shares to Sonera in consideration for $75 million, and AOC issued 1,046,999 shares of AOC to Sonera in consideration for $155 million. The funds invested by Sonera were used to repay outstanding debt under the TDS Revolving Credit Agreement and are available to be drawn down by AOC under the TDS Revolving Credit Agreement between November 1, 1999, and the closing of the merger. As a result, the amount available for borrowing by AOC under the TDS Revolving Credit Agreement was $265.6 million as of November 1, 1999. Additionally, Sonera surrendered 317,108 shares of AOC stock on November 1, 1999, without releasing its claims with respect thereto, and will surrender an additional 317,108 shares at the closing of the merger. At the merger closing, TDS, Aerial, AOC, VoiceStream and Holding, on the one hand, and Sonera and Sonera U.S., on the other hand, will release each other from all claims relating to actions occurring through September 17, 1999, including all claims by Sonera to the 634,216 disputed shares, and, subject to certain exceptions, will extend such release through the date of the merger closing.

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

The Company's management established a project team to address Year 2000 issues. The Company's plan to address the Year 2000 Issue consists of five general phases: (i) Awareness, (ii) Assessment, (iii) Renovation, (iv) Validation and
(v) Implementation.

The Awareness phase consisted of developing an overall compliance strategy and establishing a Year 2000 project team that reports periodically to the Company's Audit Committee. TDS Management established a Year 2000 Program Office at the TDS corporate level to coordinate activities of the Year 2000 project teams, to monitor the current status of individual projects, to report periodically to the TDS Audit Committee, and to promote the exchange of information between all business units to share knowledge and solution techniques. On an ongoing basis, the project teams continue to provide Year 2000 information and updates to customers, employees and business partners. Aerial management has made the Year 2000 Issue a top priority. The Year 2000 effort covers the network and supporting infrastructure for the provision of PCS services; the operational and financial information technology ("IT") systems and applications, such as computer systems that support key business functions such as billing, finance, customer service, procurement and supply; and a review of the Year 2000 readiness efforts of the Company's critical vendors.

The Assessment phase included the identification of core business areas and processes, analysis of systems and hardware supporting the core business areas and the prioritization of renovation or replacement of systems and hardware that were determined not to be Year 2000 ready. Included in the Assessment phase was an analysis of risk management factors such as contingency plans and legal matters. Except for the contingency plans as discussed below, the Assessment phase was completed in the first quarter of 1999.

The Year 2000 project team identified those mission critical hardware, systems and applications that were not Year 2000 ready. These critical hardware, systems and applications that were not Year 2000 ready have undergone renovation. The Renovation phase consisted of the remediation or replacement of mission critical systems, applications and hardware. The renovation of mission critical systems, applications and hardware has been completed.

The renovated mission critical hardware, systems and applications have undergone Year 2000 validation testing. The Validation phase included testing, verifying and validating the renovated or replaced platforms, applications, databases and utilities. The Validation phase consisted of independent verification testing of mission critical systems, applications and hardware, as well as network and system component upgrades received from suppliers. In addition, selected Year 2000 upgrades were tested in a controlled environment that replicated the current environment and was equipped to simulate the turn of the century and leap year dates. The Company will rely on the Cellular Telecommunications Industry Association ("CTIA"), Alliance for Telecommunications Industry Solutions ("ATIS") and TELCO Forum, which formed working groups to coordinate efforts of various carriers and manufacturers to facilitate inter-network Year 2000 testing. These programs have concluded and, generally, the findings indicate that there are no known network inter-operability defects related to Year 2000 associated with the available Year 2000 ready upgrades for the networks. The Company has analyzed the findings and has installed upgrades appropriate to its network. Validation of mission critical hardware, systems and applications was completed as of October 31, 1999.

The Implementation phase involves migrating the converted, renovated and validated mission critical systems, applications and hardware into production. This phase is expected to be completed during the fourth quarter of 1999.

As with other telecommunications services providers, there exists a worst case scenario possibility that a failure to correct a Year 2000 problem in one or more of the mission critical network elements or IT applications could cause a significant disruption of, or interruption in, certain normal business functions. Management believes it has assembled the proper staffing and tools, and put in place procedures to identify and prepare all mission critical systems for the Year 2000 and believes the necessary programs are in place for a smooth Year 2000 transition. Based on the assessments and work performed to date by the project team, management believes that any such material disruption to the operations due to failure of an internal system is unlikely. However, management cannot provide assurance that its plan to address Year 2000 readiness will be successful as the Company is subject to various risks and uncertainties. Like most other telecommunications operators, the Company is highly dependent on the telecommunications network vendors to develop and provide Year 2000 ready hardware, systems and applications and on other third parties, including vendors, other telecommunications service providers, government agencies and financial institutions, to deliver reliable services and timely upgrades. The Company has contacted critical vendors requesting information about their Year 2000 readiness. The responses have been used by the Company to make its renovations and are being used in developing the Company's overall contingency plans.

The Company cannot assess with certainty the magnitude of any such potential adverse impact. However, based upon risk assessment work conducted thus far, management believes that the most reasonably likely worst case scenario of the failure by the Company, its suppliers or other telecommunications carriers with which the Company interconnects to resolve Year 2000 issues would be an inability by the Company to (i) provide telecommunications services to the Company's customers, (ii) route and deliver telephone calls originating from or terminating with other telecommunications carriers, (iii) timely and accurately process service requests and (iv) timely and accurately bill its customers. In addition to lost earnings, these failures could also result in loss of customers due to service interruptions and billing errors, substantial claims by customers and increased expenses associated with stabilizing operations and executing contingency plans.

The Company's contingency plan initiatives include business recovery planning and establishing command centers and critical support teams. Project teams are developing alternate processes to support critical customer functions in the event information systems or mechanized processes experience Year 2000 disruptions; as well as for repair or replacement of any affected systems or processes. The teams are also developing alternate plans for critical suppliers of products/services that fail to meet established service levels due to Year 2000 disruptions. Retention and backup procedures for customer and critical business data are being developed to provide the Company with pre-rollover recovery capabilities. The Company anticipates completing the balance of its contingency planning in the fourth quarter of 1999.

The Company estimates that the total costs related to the Year 2000 project will be approximately $19 million. Through September 30, 1999, the total costs directly associated with the Year 2000 Issue were approximately $13.6 million. The timing of expenditures may vary and is not necessarily indicative of readiness efforts or progress to date. Though Year 2000 project costs will directly impact the reported level of net (loss), the Company intends to manage its total cost structure, including deferral of non-critical projects, in an effort to mitigate the impact of Year 2000 project costs.




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

Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; changes in competition in the Company's markets; advances in telecommunications technology; changes in the telecommunications regulatory environment; pending and future litigation; availability of future financing; timing of the merger with VoiceStream; unanticipated changes in growth in PCS customers, penetration rates, churn rates and the mix of products and services offered in the Company's markets; and unanticipated problems with the Year 2000 Issue. Readers should evaluate any statements in light of these important factors.

                                AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  Unaudited
                                                  ---------

                                                                    Three Months Ended                   Nine Months Ended
                                                                       September 30,                        September 30,
                                                             -------------------------------       -----------------------------
                                                                 1999               1998               1999             1998
                                                             ------------       ------------       ------------     ------------
                                                                    (Dollars in thousands, except per share amounts)
OPERATING REVENUES

    Service                                                  $     49,076       $     32,600       $    140,969     $     85,535
    Equipment sales                                                 7,701              5,838             21,134           20,337
                                                             ------------       ------------       ------------     ------------
        Total Operating Revenues                                   56,777             38,438            162,103          105,872

OPERATING EXPENSES
    System operations                                              18,393             16,704             58,915           50,843
    Marketing and selling                                          22,489             16,603             60,365           52,009
    Customer service                                                9,365             15,107             29,527           38,758
    Cost of equipment sold                                         14,114             16,223             39,671           59,616
    General and administrative                                     18,578             14,266             52,759           40,946
    Depreciation                                                   20,583             18,253             61,015           55,416
    Amortization of intangibles                                     1,889              1,889              5,666            5,666
                                                             ------------       ------------       ------------     ------------
        Total Operating Expenses                                  105,411             99,045            307,918          303,254

OPERATING (LOSS)                                                  (48,634)           (60,607)          (145,815)        (197,382)

INVESTMENT AND OTHER INCOME (EXPENSE)
    Minority share of loss                                            479              3,766              5,381            3,766
    Investment (losses)                                                --               (128)              (100)            (128)
    Interest income                                                   115                115                373              778
    Other income (expense)                                         (3,229)               481             (2,998)             144
                                                             -------------      ------------       ------------     ------------
        Total Investment and Other Income (Expense)                (2,635)             4,234              2,656            4,560



(LOSS) BEFORE INTEREST AND INCOME  TAXES                          (51,269)           (56,373)          (143,159)        (192,822)

INTEREST EXPENSE
    Interest expense-affiliate                                     18,693             17,115             52,261           46,957
    Interest expense-other                                          5,643              4,828             16,040           13,186
                                                             ------------       ------------       ------------     ------------
        Total Interest Expense                                     24,336             21,943             68,301           60,143

(LOSS) BEFORE INCOME TAXES                                        (75,605)           (78,316)          (211,460)        (252,965)
    Income tax expense (benefit)                                      576                821           (112,654)           2,567
                                                             ------------       ------------       ------------     ------------

NET (LOSS)                                                   $    (76,181)      $    (79,137)      $    (98,806)    $   (255,532)
                                                             ============       ============       ============     ============

WEIGHTED AVERAGE COMMON AND
    SERIES A COMMON SHARES (000s)                                  71,928             71,735             71,883           71,701
(LOSS) PER COMMON AND
    SERIES A COMMON SHARE                                    $      (1.06)      $      (1.10)      $      (1.37)    $      (3.56)
                                                             ============       ============       ============     ============


Accompanying notes to consolidated financial statements are an integral part of these statements.

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                    ---------

                                                             Nine Months ended
                                                                September 30,
                                                          ----------------------
                                                             1999        1998
                                                          ----------  ----------
                                                          (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)                                            $ (98,806)  $(255,532)
    Add (Deduct) adjustments to reconcile net (loss)
        to net cash (used) by operating activities
    Depreciation and amortization                            66,681      61,082
    Noncash interest expense                                 13,606      11,818
    Deferred taxes                                            1,670       2,567
    Investment losses                                           100         128
    Minority share of (loss)                                 (5,381)     (3,766)
    Loss on sale of property and equipment                      235         559
    Change in accounts receivable-customer                   (3,689)     (2,477)
    Change in inventory                                       2,366       9,875
    Change in accounts payable-affiliates                       (22)       (126)
    Change in accounts payable-trade                        (18,508)     (3,105)
    Change in accrued interest-affiliate                      3,030       2,431
    Change in other assets and liabilities                    5,339       3,233
                                                          ----------  ----------
                                                            (33,379)   (173,313)
                                                          ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings under Revolving Credit Agreement-TDS         175,796     235,766
    Repayments of borrowings under the Revolving Credit
        Agreement-TDS                                      (114,500)   (200,000)
    Proceeds from minority investor                            --       200,000
    Issuance of common stock                                  2,464         812
                                                          ----------  ----------
                                                             63,760     236,578
                                                          ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                     (26,764)    (64,541)
    Proceeds from sale of property and equipment                 75         505
    Change in temporary and other investments                (1,076)        178
                                                          ----------  ----------
                                                            (27,765)    (63,858)
                                                          ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                               2,616        (593)
CASH AND CASH EQUIVALENTS -
    Beginning of period                                       4,943       5,012
                                                          ----------  ----------

    End of period                                         $   7,559   $   4,419
                                                          ==========  ==========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       (Unaudited)
                                                     September 30,  December 31,
                                                         1999          1998
                                                     -------------  ------------
ASSETS                                                 (Dollars in Thousands)
CURRENT ASSETS
    Cash and cash equivalents                           $   7,559     $   4,943
    Temporary investments                                    --              35
    Accounts receivable
        Customer, less allowance of
          $3,479 and $5,875, respectively                  27,893        24,204
        Roaming                                             2,347         2,252
        Other                                                 899         1,348
    Inventory                                               9,012        11,378
    Prepaid rent                                            2,932         3,666
    Other                                                   1,173           898
                                                      ------------  ------------
                                                           51,815        48,724
PROPERTY and EQUIPMENT
    In service and under construction                     788,927       733,958
    Less accumulated depreciation                        (173,561)     (112,677)
                                                      ------------  ------------
                                                          615,366       621,281
INVESTMENTS
    Investment in PCS licenses-net
     of accumulated amortization of
     $17,709 and $12,044, respectively                    283,823       289,488
    Other                                                   2,455         1,444
                                                      ------------  ------------
                                                          286,278       290,932
DEFERRED COSTS                                                277           410
                                                      ------------  ------------
TOTAL ASSETS                                            $ 953,736     $ 961,347
                                                      ============  ============

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
    Accounts payable
        Affiliates                                      $   2,784     $   6,727
        Trade                                              34,255        56,097
    Current portion of long-term debt                      82,372          --
    Accrued interest-affiliate                              7,969         4,939
    Accrued compensation                                    7,666         5,169
    Accrued taxes                                           7,981         7,015
    Microwave relocation costs payable                        828         1,828
    Other                                                   5,302         4,349
                                                      ------------  ------------
                                                          149,157        86,124
                                                      ------------  ------------

REVOLVING CREDIT AGREEMENT-TDS                            611,239       549,943
                                                      ------------  ------------
LONG-TERM DEBT                                            246,123       278,010
                                                      ------------  ------------
DEFERRED TAX LIABILITY-NET                                 18,027        16,357
                                                      ------------  ------------
MINORITY INTEREST                                            --           5,835
                                                      ------------  ------------
COMMON SHAREHOLDERS' (DEFICIT) EQUITY
    Common Shares, par value $1.00 per share               31,969        31,789
    Series A Common Shares, par value $1.00 per share      40,000        40,000
    Additional paid-in capital                            586,852       584,114
    Retained deficit                                     (729,631)     (630,825)
                                                      ------------  ------------
                                                          (70,810)       25,078
                                                      ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY    $ 953,736     $ 961,347
                                                      ============  ============

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

     The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1999, and December 31, 1998, the results of operations for the nine and three months ended September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the nine and three months ended September 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

     Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

2. Net (Loss) per Common and Series A Common Share for the nine and three months ended September 30, 1999 and 1998, was computed based on the weighted average number of Common and Series A Common Shares outstanding during the period.

3. Comprehensive income (loss) equals Net (loss) for the nine and three months ended September 30, 1999 and 1998.

4. Supplemental Cash Flow Information. Additions to property and equipment of $36.9 million were financed through an increase in long-term debt.

     In the first nine months of 1999, the Company incurred interest charges totaling $68.3 million. The interest charges were comprised of $45.8 million related to the Revolving Credit Agreement with TDS, $6.4 million for TDS guarantee fees on the Series A and Series B Zero Coupon Notes and obligations under the Nokia 1998 Credit Agreement, $2.2 million paid to Nokia for interest charges relating to the 1998 Credit Agreement, $13.6 million in accreted interest on the Series A and Series B Zero Coupon Notes and $0.3 million in other interest charges.

     During the first nine months of 1998, the Company incurred interest charges totaling $60.2 million. The interest charges were comprised of $42.2 million related to the Revolving Credit Agreement with TDS, $4.8 million for TDS guarantee fees on the Series A and Series B Zero Coupon Notes and obligations under the Nokia 1996 and 1998 Credit Agreements, $0.4 million paid to Nokia for interest charges relating to the 1996 Credit Agreement, $0.5 million paid to Nokia for interest charges relating to the 1998 Credit Agreement, $11.8 million in accreted interest on the Series A and Series B Zero Coupon Notes and $0.5 million in other interest charges. Of these amounts, the Company capitalized $0.1 million relating to its work in process expenditures. The remaining $60.1 million was charged to expense.

5. Minority Interest. On September 8, 1998, pursuant to the terms of a Purchase Agreement (the "Purchase Agreement") between TDS, the Company, AOC and Sonera Corporation, a company organized under the laws of Finland and formerly known as Sonera Ltd. ("Sonera"), Sonera purchased approximately
     2.4 million shares of common stock of AOC representing a 19.4% equity interest in AOC (subject to adjustment under certain circumstances) for an aggregate purchase price of $200 million.

     See Note 9 - VoiceStream Merger for discussion of Sonera's additional investment in the Company.

     Minority share of loss of $5.4 million and $3.8 million represents Sonera's share of AOC's consolidated net loss for the first nine months of 1999 and 1998, respectively.

6. Revolving Credit Agreement. Under the TDS Revolving Credit Agreement, as amended, AOC may borrow up to a maximum amount (the "Maximum Amount"), less the amount of certain financing obtained by AOC or Aerial, including the amount of any borrowings under the Nokia 1998 Credit Agreement. However, debt financing related to the Series A and Series B Zero Coupon Notes does not change the Maximum Amount. As of September 30, 1999, the Maximum Amount available under the TDS Revolving Credit Agreement was $775 million and the amount available for borrowing by AOC was approximately $81 million. As of November 1, 1999, as a result of the TDS Debt Replacement and Sonera-Aerial Investment described in Note 9, the Maximum Amount was $355 million, the amount outstanding was zero and the amount available for borrowing was $265.6 million.

     See Note 9 - VoiceStream Merger for further discussion of the Revolving Credit Agreement.

7. Tax Settlement Agreement. On March 12, 1999, the TDS and Aerial boards of directors approved a tax settlement agreement calling for payment of $114.5 million from TDS to Aerial under the tax allocation agreement. The $114.5 million received by Aerial covered the estimated tax losses incurred by the Company and used by TDS for the period commencing from January 1, 1996 through August 31, 1999. The tax settlement agreement requires the final settlement amount to cover tax losses incurred by Aerial and used by TDS for the period commencing January 1, 1996 and ending December 31, 1999. The settlement amount was used to repay a portion of the existing AOC indebtedness to TDS under the Revolving Credit Agreement.

     The payment of the $114.5 million by TDS, partially offset by an increase in deferred income tax expense of $1.8 million, resulted in a net income tax benefit of $112.7 million for 1999.

8. Commitments. At September 30, 1999, the Company had orders totaling approximately $4.8 million with Nokia Telecommunications Inc. for network infrastructure equipment. Also, at September 30, 1999, the Company had orders for handsets with various handset vendors totaling approximately $17.8 million.

9. VoiceStream Merger. On September 20, 1999, VoiceStream Wireless Corporation ("VoiceStream") and Aerial announced that their respective Boards of Directors had approved a definitive agreement to merge the two companies. VoiceStream, the Company and TDS entered into a September 17, 1999, Agreement and Plan of Reorganization pursuant to which VoiceStream will exchange 0.455 shares of VoiceStream common stock for each of the Company's Common and Series A Common Shares. The conversion number is subject to adjustment (but not below 0.455 or above 0.5 of a share of VoiceStream common stock) in the event Aerial's merger with VoiceStream closes prior to the closing of the proposed merger of Omnipoint Corporation and VoiceStream and the average price of VoiceStream common stock for the 15-day trading period prior to the closing is less than $39.56 per share.

     Aerial public shareholders will have the right to elect to receive $18 in cash in lieu of shares of VoiceStream. Sonera Corporation, formerly known as Sonera Ltd. ("Sonera"), will convert its shares in AOC into shares of Aerial (at a conversion ratio of 6.72919) immediately prior to the merger becoming effective. The parties anticipate that the merger will be tax free to Aerial shareholders who elect to receive VoiceStream stock. TDS and major shareholders of VoiceStream have agreed to vote in favor of the merger. This merger is subject to shareholder approval by both companies as well as federal, state, and other regulatory approvals, including those of the Federal Communications Commission and the Federal Trade Commission. The merger is expected to close in the first quarter of 2000. The following is a discussion of significant transactions executed in anticipation of but not contingent upon the merger with VoiceStream, except as indicated below.

     TDS Debt Replacement
     --------------------
     On September 17, 1999, TDS, the Company, AOC, VoiceStream and VoiceStream Wireless Holding Corporation ("Holding") entered into a Debt/Equity Replacement Agreement (the "TDS Debt Replacement Agreement"). In accordance with the TDS Debt Replacement Agreement, on November 1, 1999, TDS assigned to Aerial as a contribution to capital $420 million of debt owed by AOC to TDS under the TDS Revolving Credit Agreement in exchange for an aggregate 19,090,909 shares of Aerial common stock, at a purchase price of $22.00 per share. On September 17, 1999, the date of the TDS Debt Replacement Agreement, the closing price of Aerial Common Shares was $20.00 per share. The shares of Aerial common stock consisted of 6,166,758 Aerial Common Shares and 12,924,151 Aerial Series A Common Shares. Thereafter, on November 1,1999, Aerial assigned to AOC as a contribution to capital the $420 million of debt received from TDS, as well as $75 million received by Aerial from Sonera (see "Sonera-Aerial Investment" below) in exchange for an aggregate of 3,343,642 common shares of AOC. As a result of such transaction, $420 million of debt previously owed by AOC to TDS was extinguished and the Maximum Amount under the Revolving Credit Agreement was reduced from $775 million to $355 million. In addition, the interest rate under the Revolving Credit Agreement was decreased to prime rate plus 2.35% and the guarantee by Aerial of AOC's obligations thereunder was terminated. Effective at the merger closing, TDS and AOC will amend the TDS Revolving Credit Agreement by entering into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement will evidence any loans outstanding under the TDS Revolving Credit Agreement at that time and the maturity date of such loans will be one year after the effective date of the Amended and Restated Credit Agreement.

     Sonera-Aerial Investment
     ------------------------
     On September 17, 1999, TDS, Aerial, AOC, VoiceStream, Holding, Sonera and Sonera Corporation U.S. ("Sonera U.S.") entered into a Settlement Agreement and Release providing for the Sonera-Aerial Investment. In accordance with the Sonera-Aerial Investment, on

     November 1, 1999, Sonera invested an aggregate of $230 million in Aerial and AOC at an equivalent price of $22.00 per share of Aerial common stock. Aerial issued 3,409,091 Aerial common shares to Sonera in consideration for $75 million, and AOC issued 1,046,999 shares of AOC to Sonera in consideration for $155 million. The funds invested by Sonera were used to repay outstanding debt under the TDS Revolving Credit Agreement and are available to be drawn down by AOC under the TDS Revolving Credit Agreement between November 1, 1999, and the closing of the merger. As a result, the amount available for borrowing by AOC under the TDS Revolving Credit Agreement was $265.6 million as of November 1, 1999. Additionally, Sonera surrendered 317,108 shares of AOC stock on November 1, 1999, without releasing its claims with respect thereto, and will surrender an additional 317,108 shares at the closing of the merger. At the merger closing, TDS, Aerial, AOC, VoiceStream and Holding, on the one hand, and Sonera and Sonera U.S., on the other hand, will release each other from all claims relating to actions occurring through September 17, 1999, including all claims by Sonera to the 634,216 disputed shares, and, subject to certain exceptions, will extend such release through the date of the merger closing.

                           PART II. OTHER INFORMATION
                           --------------------------
Item 1. Legal Proceedings

     On September 21, 1999, Herbert Behrens, who purports to be a stockholder of the Company, filed a putative class action complaint on behalf of stockholders of the Company in the Court of Chancery of the State of Delaware in New Castle County. The complaint names as defendants the Company, TDS, certain directors of the Company and TDS, and VoiceStream in connection with the transactions contemplated by the Agreement and Plan of Reorganization and the related agreements, particularly the Debt/Equity Replacement Agreement, which are described in Part I of the Form 10-Q. The complaint alleges a breach of fiduciary duties by the defendants, including in connection with the proposed exchange of $420 million of debt owed by the Company to TDS for the Company common stock at $22.00 per share. The complaint alleges that this action benefits TDS at the expense of the Company's public stockholders and seeks to have the transactions contemplated by the Agreement and Plan of Reorganization enjoined or, if they are consummated, to have them rescinded and to recover unspecified damages, fees and expenses. The Company believes that this lawsuit is without merit and intends to vigorously defend against this lawsuit.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

         Exhibit 11 - Computation of earnings per common share.

         Exhibit 27 - Financial Data Schedule.

     (b) Reports on Form 8-K filed during the quarter ended September 30, 1999.

     The Company filed a Current Report on Form 8-K dated September 28, 1999, for the purpose of filing a news release dated September 20, 1999 announcing a merger between the Company and VoiceStream Wireless Corporation. The Current Report also included various documents related to the merger as exhibits.

                                   SIGNATURES
                                   ----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AERIAL COMMUNICATIONS, INC.
                                    ---------------------------
                                          (Registrant)



Date  November 12, 1999                /s/ Donald W. Warkentin
     --------------------------        -----------------------------------------
                                       Donald W. Warkentin
                                       President
                                       (Chief Executive Officer)


Date  November 12, 1999                /s/ J. Clarke Smith
     --------------------------        -----------------------------------------
                                       J. Clarke Smith
                                       Vice President-Finance and Administration
                                       (Chief Financial Officer)


Date  November 12, 1999                /s/ B. Scott Dailey
     -------------------------         -----------------------------------------
                                       B. Scott Dailey
                                       Vice President-Controller
                                       (Principal Accounting Officer)