Form 10-Q/A
period 1999-09-30
AERIAL COMMUNICATIONS INC
filed 2000-01-18
CIK 1008614

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q/A

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

Cost of equipment sold totaled $39.7 million in 1999, a decrease of $19.9 million as compared to 1998. Approximately $10 million of this decrease is due to a 21.6% decrease in the average cost of handsets coupled with a 1.3% decrease in unit sales. An additional $4.1 million of the decrease was due to an inventory valuation adjustment in 1998, which did not occur during 1999. The remaining decrease is attributed to lower accessory sales volume, lower freight costs, and reduced expenses incurred related to services provided by the Company's third party distribution center.


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

Aerial public shareholders will have the right to elect to receive $18 in cash in lieu of shares of VoiceStream. Sonera will convert its shares in AOC into shares of Aerial (at a conversion ratio of 6.72919) immediately prior to the merger becoming effective. The parties anticipate that the merger will be tax free to Aerial shareholders who elect to receive VoiceStream stock. TDS and major shareholders of VoiceStream have agreed to vote in favor of the merger. This merger is subject to shareholder approval by both companies as well as federal, state, and other regulatory approvals, including those of the Federal Communications Commission and the Federal Trade Commission. The merger is expected to close in the first quarter of 2000. In the event the merger with VoiceStream does not take place, Aerial would be required to pay VoiceStream or Holding a $40 million termination fee which would be charged to "other income (expense)" on the consolidated statement of operations. If Aerial does not have sufficient funds at such time to pay the termination fee, TDS will allow Aerial to finance the termination fee through an increase in the Revolving Credit Agreement. The following is a discussion of significant transactions executed in anticipation of but not contingent upon the merger with VoiceStream, except as indicated below.

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



Date  January 18, 2000                 /s/ Donald W. Warkentin
     --------------------------        -----------------------------------------
                                       Donald W. Warkentin
                                       President
                                       (Chief Executive Officer)


Date  January 18, 2000                 /s/ J. Clarke Smith
     --------------------------        -----------------------------------------
                                       J. Clarke Smith
                                       Vice President-Finance and Administration
                                       (Chief Financial Officer)


Date  January 18, 2000                 /s/ B. Scott Dailey
     -------------------------         -----------------------------------------
                                       B. Scott Dailey
                                       Vice President-Controller
                                       (Principal Accounting Officer)