Form 10-K405
period 1999-12-31
AERIAL COMMUNICATIONS INC
filed 2000-03-22
CIK 1008614

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
       /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                          OR
       / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER 0-28262

--------------------------------------------------------------------------------
                          AERIAL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

               DELAWARE                                39-1706857
---------------------------------------  ---------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

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

                              Yes __X__  No ______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___X___

    As of February 29, 2000, the aggregate market value of registrant's Common Shares held by nonaffiliates was approximately $830 million (based upon the closing price of the Common Shares on February 29, 2000, of $59.94, as reported by the NASDAQ).

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 2000, is 42,729,834 Shares, $1 par value, and 52,924,151 Series A Common Shares, $1 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                         PAGE NUMBER
                                                                         -----------
 Item  1.  Business....................................................       3

 Item  2.  Properties..................................................      13

 Item  3.  Legal Proceedings...........................................      13

 Item  4.  Submission of Matters to a Vote of Security Holders.........      13

 Item  5.  Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................      14

 Item  6.  Selected Financial Data.....................................      15

 Item  7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................      16

Item  7A.  Qualitative and Quantitative Disclosures About Market
             Risk......................................................      24

 Item  8.  Financial Statements and Supplementary Data.................      24

 Item  9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................      44

 Item 10.  Directors and Executive Officers of the Registrant..........      44

 Item 11.  Executive Compensation......................................      48

 Item 12.  Security Ownership of Certain Beneficial Owners and
             Management................................................      57

 Item 13.  Certain Relationships and Related Transactions..............      63

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................      71

--------------------------------------------------------------------------------

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY
STATEMENT

    THIS ANNUAL REPORT ON FORM 10-K, INCLUDING EXHIBITS, CONTAINS STATEMENTS THAT ARE NOT BASED ON HISTORICAL FACT, INCLUDING THE WORDS "BELIEVES", "ANTICIPATES", "INTENDS", "EXPECTS", AND SIMILAR WORDS. THESE STATEMENTS CONSTITUTE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, EVENTS OR DEVELOPMENTS TO BE SIGNIFICANTLY DIFFERENT FROM ANY FUTURE RESULTS, EVENTS OR DEVELOPMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE:

    - GENERAL ECONOMIC AND BUSINESS CONDITIONS, BOTH NATIONALLY AND IN THE REGIONS IN WHICH THE COMPANY OPERATES;

    - TECHNOLOGY CHANGES;

    - COMPETITION;

    - CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS;

    - CHANGES IN GOVERNMENT REGULATION;

    - THE COMPANY'S ABILITY AND THE ABILITY OF THIRD-PARTY SUPPLIERS TO TAKE CORRECTIVE ACTION IN A TIMELY MANNER WITH RESPECT TO THE YEAR 2000 ISSUE;

    - AVAILABILITY OF FUTURE FINANCING;

    - CHANGES IN GROWTH IN PCS CUSTOMERS, PENETRATION RATES AND CHURN RATES; AND

    - COMPLETION AND TIMING OF THE MERGER BETWEEN THE COMPANY AND VOICESTREAM.

    THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. READERS SHOULD EVALUATE ANY STATEMENTS IN LIGHT OF THESE IMPORTANT FACTORS.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

AERIAL COMMUNICATIONS, INC.
8410 WEST BRYN MAWR AVENUE - SUITE 1100 - CHICAGO, IL 60631

                                                                          [LOGO]
TELEPHONE (773) 399-4200
--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

COMPANY

    Aerial Communications, Inc. (the "Company" or "Aerial"), [NASDAQ: AERL] together with its subsidiaries, is a provider of Personal Communications Services ("PCS") in the Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus (Ohio) Major Trading Areas ("MTAs") (collectively, the "PCS Markets"). The PCS Markets include approximately
27.9 million population equivalents ("POPs"). The Company has constructed networks for its PCS Markets using Global System for Mobile Communication ("GSM") technology. The Company has commenced service in all its markets. By year-end 1999, the Company had expanded its system coverage to total more than 80% of the six MTAs' total population.

    The Company was formed in 1991 under Delaware law as a wholly-owned subsidiary of Telephone and Data Systems, Inc. [AMEX: TDS] and was formerly named American Portable Telecom, Inc. In November 1996 the Company changed its name to Aerial Communications, Inc. TDS owned 78.2 million shares of common stock of the Company at December 31, 1999, representing 82.1% of the combined total of the Company's outstanding Common and Series A Common Shares and 98.0% of the voting power.

    PCS is the term used to describe the wireless telecommunications services that are offered by those companies that acquired licenses for radio spectrum (frequency range 1850-1990 MHz) in the Federal Communications Commission ("FCC") auctions and are the newest entrants in the wireless telecommunications market. PCS competes directly with existing cellular phone, paging and specialized mobile radio services. PCS providers were the first in most markets to offer mass market all-digital mobile networks. In addition, the Company believes PCS providers may be among the first to be able to offer mass market wireless local loop applications, in competition with switched and direct access local telecommunications services.

    The Company's strategic goal is to take full advantage of the potential of wireless telecommunications. The Company sees an opportunity for significant growth in the wireless telecommunications market through the shift of existing wireless usage patterns from applications focused on business use, special occasions and emergencies to much broader applications for everyday use. The Company is structured to meet the increasingly competitive challenges of the wireless telecommunications marketplace, and has a marketing-oriented approach focused on serving its customers and their needs. Since the introduction of cellular phone service in 1983, the demand for wireless telecommunications services has grown dramatically as cellular, paging and other emerging wireless personal communications services have become widely available and increasingly affordable. As of December 31, 1999, there were an estimated 86 million domestic wireless phone subscribers (representing both cellular and PCS customers), which represented U.S. market penetration of approximately 32%.

    During 1996 and early 1997, the Company contracted for network equipment, billing systems, support software and the equipment and services necessary to launch service. Additionally during this period, the Company completed the design for its PCS networks, acquired and built out the switching centers serving each market, leased and built out a National Operations Center, leased or purchased the cell sites required to launch and commenced zoning and building the sites. The Columbus MTA launched service on March 27, 1997. The Company's five remaining MTAs launched service during the second quarter of 1997. Across all six markets, the Company launched with approximately 600 cell sites in service. The Company had approximately 1,278 cell sites in service by the end of 1999. The coverage of the Company's PCS networks includes the major metropolitan areas within the PCS Markets, as well as portions of the major highway corridors extending out from those areas.

    In November 1996, the Company entered into a Member Control Agreement ("Agreement") forming a joint venture with Rural Cellular Corporation ("RCC"), the Wireless Alliance LLC ("WALLC"), to build out certain rural areas covering approximately 925,000 POPs in the Minneapolis MTA. The Company has contributed 20 MHz of its Minneapolis MTA license covering certain territories as defined in the Agreement in return for a 30% equity interest in the joint venture. RCC built the network and is responsible for the ongoing operations. The WALLC launched service in 1998. The joint venture purchases services such as network switching from the Company. The network uses GSM technology.

    Minority Investor

    On September 8, 1998, pursuant to the terms of a Purchase Agreement dated June 1, 1998 (the "Purchase Agreement"), Sonera Corporation ("Sonera", formerly known as Sonera Ltd.) made a $200 million investment in Aerial Operating Company, Inc. ("AOC"), a then wholly owned subsidiary of the Company. Sonera purchased approximately 2.4 million shares of common stock of AOC at a price of approximately $83 per share representing a 19.4% equity interest in AOC. Sonera has the right, subject to adjustment under certain circumstances, to exchange each share of AOC common stock that it owns for 6.72919 Common Shares of Aerial. Upon the exchange of all of the above AOC shares, Sonera would have owned (prior to its additional investment in the Company, as described below under "VoiceStream Merger") an 18.4% equity interest in Aerial, reflecting a purchase price equivalent of $12.33 per Common Share of Aerial (the "Equivalent Purchase Price").

    Following the announcement by TDS on December 18, 1998, that it intended to distribute to its shareholders all of the capital stock of Aerial that it owns (the "spin-off announcement"), and that Aerial would seek additional financing from sources other than TDS in connection therewith, Sonera contacted TDS to express certain concerns. Sonera asserted, among other things, that Aerial and TDS misrepresented and failed to disclose certain material facts to Sonera, thereby inducing Sonera to pay an excessive price for AOC common stock. Sonera requested the renegotiation of certain matters related to Sonera's investment in AOC, including an adjustment in the Equivalent Purchase Price, and raised the possibility of litigation in connection therewith.

    Under the Purchase Agreement, the number of AOC shares purchased by Sonera is subject to reduction if the average price of the Company's Common Shares exceeds certain threshold prices. During the second quarter and on July 7, 1999, the average price of the Company's Common Shares exceeded all of the threshold prices set forth in the Purchase Agreement. Accordingly, the Company requested Sonera to surrender for cancellation an aggregate of 634,216 shares of AOC common stock. Sonera refused to surrender any AOC shares and, in connection with its allegations, as discussed above, objected to the application of the share reduction provisions in the Purchase Agreement.

    In connection with an Agreement and Plan of Reorganization (see "VoiceStream Merger" below), Sonera, TDS, Aerial and AOC executed a Settlement Agreement and Release as of September 17, 1999. Under the Settlement Agreement and Release, Sonera surrendered for cancellation 317,108 AOC shares, representing one-half of the 634,216 disputed shares, on November 1, 1999, without releasing its claims with respect to such surrendered shares, in connection with the closing of the transactions under the TDS Debt Replacement Agreement described below. Upon satisfaction of all of the conditions to the closing of the transactions contemplated by the Agreement and Plan of Reorganization, the remaining 317,108 AOC shares will be surrendered for cancellation immediately prior to the closing of such transactions. At this closing, each of Sonera and Sonera U.S., on the one hand, and TDS, Aerial, AOC, and VoiceStream, on the other hand, will release each other from all claims relating to actions occurring through the date of the Settlement Agreement and Release, including all claims by Sonera to all of the disputed shares and, subject to certain exceptions, will extend such release to actions occurring through the date of such closing. Also at that closing, the Purchase Agreement and the other agreements entered into in connection with Sonera's original investment in AOC will be terminated.

VOICESTREAM MERGER

    On September 17, 1999, the VoiceStream and Aerial Boards of Directors approved a definitive Agreement and Plan of Reorganization to merge the two companies. The merger is expected to close in the second quarter of 2000. Pursuant to the Agreement and Plan of Reorganization, VoiceStream will exchange
0.455 shares of VoiceStream common stock for each of the Company's Common and Series A Common Shares, subject to adjustment under certain circumstances.

    Aerial public shareholders will have the right to elect to receive $18 in cash in lieu of shares of VoiceStream. Sonera will convert its shares in AOC into shares of Aerial (at a conversion ratio of 6.72919) immediately prior to the merger becoming effective. The parties anticipate that the merger will be tax-free to Aerial shareholders that elect to receive VoiceStream stock. This merger has received shareholder approval by both Aerial and VoiceStream. Although all filing and time requirements under the antitrust laws have been satisfied, the merger of Aerial and VoiceStream is subject to FCC approval. In the event the merger with VoiceStream does not take place, under certain circumstances, Aerial would be required to pay VoiceStream a $40 million termination fee. If Aerial does not have sufficient funds at such time to pay the termination fee, TDS will allow Aerial to finance the termination fee through an increase in the Revolving Credit Agreement. The following is a discussion of significant transactions executed in anticipation of but not contingent upon the merger with VoiceStream, except as indicated below.

    TDS Debt Replacement

    On September 17, 1999, TDS, the Company, AOC, and VoiceStream entered into a Debt/Equity Replacement Agreement (the "TDS Debt Replacement Agreement"). In accordance with the TDS Debt Replacement Agreement, on November 1, 1999, TDS assigned to Aerial as a contribution to capital $420 million of debt owed by AOC to TDS under the TDS Revolving Credit Agreement in exchange for an aggregate
19.1 million shares of Aerial common stock, at a purchase price of $22.00 per share. On September 17, 1999, the date of the TDS Debt Replacement Agreement, the closing price of Aerial Common Shares was $20.00 per share. The shares of Aerial common stock consisted of 6.2 million Aerial Common Shares and
12.9 million Aerial Series A Common Shares. Thereafter, on November 1, 1999, Aerial assigned to AOC as a contribution to capital the $420 million of debt received from TDS, as well as $75 million received by Aerial from Sonera (see "Sonera-Aerial Investment" below) in exchange for an aggregate of 3.3 million common shares of AOC. As a result of the transactions under the TDS Debt Replacement Agreement, $420 million of debt previously owed by AOC to TDS was extinguished and the Maximum Amount under the Revolving Credit Agreement was reduced from $775 million to $355 million. In addition, the interest rate under the Revolving Credit Agreement was decreased to prime rate plus 2.35% and the guarantee by Aerial of AOC's obligations thereunder was terminated.

    Under certain circumstances, TDS is required to loan funds to AOC after the merger closing up to a maximum of $315 million. In such event, effective at the merger closing, TDS and AOC will amend the TDS Revolving Credit Agreement by entering into an Amended and Restated Credit Agreement (the "Amended Agreement"). Any amounts borrowed under the Amended Agreement will become due in full one year after the effective date of the Amended Agreement. The interest rate under the Amended Agreement will be LIBOR plus 3.5% and the obligations of the Company under the Amended Agreement will be secured by substantially all the Company's assets.

    Sonera-Aerial Investment

    On September 17, 1999, TDS, Aerial, AOC, VoiceStream, Sonera and Sonera Corporation U.S. ("Sonera U.S.") entered into a Settlement Agreement and Release providing for the Sonera-Aerial Investment. In accordance with the Sonera-Aerial Investment, on November 1, 1999, Sonera invested an aggregate of $230 million in Aerial and AOC at an equivalent purchase price of $22.00 per share of Aerial common stock. Aerial issued 3.4 million Aerial Common Shares to Sonera in consideration for $75 million, and AOC issued 1.0 million shares of AOC common stock to Sonera in consideration for $155 million. The funds invested by Sonera were used to repay outstanding debt under the TDS Revolving Credit Agreement. Additionally, Sonera surrendered 317,108 shares of AOC stock on November 1, 1999, without releasing its claims with respect thereto, and will surrender an additional 317,108 shares at the closing of the merger. At the merger closing, TDS, Aerial, AOC and VoiceStream, on the one hand, and Sonera and Sonera U.S., on the other hand, will release each other from all claims relating to actions occurring through September 17, 1999, including all claims by Sonera to the 634,216 disputed shares, and, subject to certain exceptions, will extend such release through the date of the merger closing.

WIRELESS TELECOMMUNICATIONS INDUSTRY

    OVERVIEW. Wireless service is currently available using analog or digital technology. Traditionally wireless services transmitted voice and data signals over analog-based networks by varying the amplitude or frequency of one continuous electronic signal transmitted over a single radio channel. Analog technology currently has several limitations, including inconsistent service quality, lack of privacy, limited capacity and less reliability in transferring data without errors. The Company has chosen GSM, which utilizes a digital technology, for use in the PCS Markets. Digital systems convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This additional capacity, along with improvements in digital protocols, allows digital-based wireless technologies to offer new and enhanced services, such as greater call privacy and more robust data transmission features, such as "mobile office" applications (including facsimile, electronic mail and wireless connections to computer/data networks, including the Internet).

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

    OPERATION OF WIRELESS NETWORKS. Wireless service areas are divided into smaller geographic areas called "cells", each of which contains an antenna and a base transceiver station ("BTS") consisting of a low-power transmitter, a receiver and signaling equipment. The cells are typically configured on a grid in a honeycomb-like pattern, although terrain factors (including natural and man-made obstructions) and signal coverage patterns may result in irregularly shaped cells and overlaps or gaps in coverage. The BTS in each cell is connected by microwave, fiber optic cable or telephone wires to a switching office ("mobile switching center" or "MSC"). The MSC controls the operation of the wireless phone network for its entire service area, performing inter-BTS hand-offs, managing call delivery to phones, allocating calls among the cells within the network and connecting calls to local landline telephone systems or to long-distance telephone carriers. Wireless service providers have interconnection agreements with various local exchange carriers and interexchange carriers, thereby integrating the wireless phone network with landline telecommunications systems. Because two-way wireless networks are fully interconnected with landline telephone networks and long-distance networks, customers can receive and originate both local and long-distance calls from their wireless phones.

    The signal strength of a transmission between a phone and a BTS antenna declines as the phone moves away from the BTS antenna. The MSC and the BTSs monitor the signal strength of calls in process. When the signal strength of a call declines to a predetermined level, the MSC may "hand off" the call to another BTS that can establish a stronger signal with the phone. If a phone leaves the service area of the wireless service provider, the call is disconnected unless an appropriate technical interface is established to hand off the call to an adjacent service provider's system.

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

TECHNOLOGY

    With GSM technology, the Company offers easy-to-use, interactive menu-driven phones, and advanced features such as caller identification and a smart card, as well as more complex features such as text messaging, which allows the GSM phone to function as a two-way messaging device. GSM is not compatible with other PCS or cellular technologies. However, compatibility can be achieved through the use of phones that support multiple technologies. Aerial launched its dual-mode service in April 1999 that enables roaming between GSM and the existing analog cellular systems through the use of dual-mode phones.

    In addition, Aerial has established roaming arrangements with over 75 international operators in more than 40 countries. This enables Aerial customers, using their own phone numbers, to place calls anywhere within the country they are visiting as well as return calls to the U.S.

    To date, seventeen North American PCS companies are providing commercial GSM service. GSM systems are currently in commercial operation in approximately 4,000 North American cities with approximately 6 million customers. The Company's customers are able to roam substantially throughout the United States, either on other GSM-based PCS networks or by using dual-mode phones that can also be used on existing cellular networks.

    The Company is a member of the North American GSM Alliance LLC ("GSM Alliance"), an all-digital wireless PCS network of U.S. and Canadian carriers. The GSM Alliance was established to create a national network and develop seamless wireless communications for customers, whether at home, away or abroad. The GSM Alliance's collaborative efforts focus on serving the wireless customer efficiently by addressing the areas of roaming, customer care, national distribution and data communications. The Company is also a limited partner of the GSM Capital Limited Partnership. The partnership was formed to make investments in companies mainly engaged in the wireless communications industry using the GSM platform, that are in a development or expansion stage, or whose securities trade in an organized market. The Company is also a part of GSM North America, which is the North American interest group for the GSM Association. Formed in 1995, GSM North America brings together service providers and equipment manufacturers to identify and resolve issues related to making GSM the premier PCS digital technology.

SOURCES OF EQUIPMENT

    The Company does not manufacture any of the GSM network equipment, phones or accessories ("equipment") used or anticipated to be used in its operations. The equipment the Company uses or anticipates to use is available from multiple sources, and the Company anticipates such equipment will continue to be available to the Company in the foreseeable future, consistent with normal manufacturing and delivery lead times. As GSM uses an open system architecture, and due to the fact that GSM has well-developed features, software systems and equipment that are available "off the shelf", the Company is able to design its GSM networks and systems without being dependent upon any single manufacturing source. Nokia Telecommunications Inc. has been the Company's sole supplier of digital radio channel and switching infrastructure equipment to date. The Company's current phone vendors are Nokia Mobile Phones, Inc., Ericsson Inc., Motorola Inc., and Mitsubishi Wireless Communications, Inc.

PRODUCTS AND SERVICES

    The Company offers coverage in those areas of the PCS Markets where most of the population lives and works. Continuing construction of its PCS networks will provide coverage which, in combination with roaming services as described above, is competitive with that of current cellular operators. The Company provides roaming capabilities through agreements with other GSM and cellular operators.

    The Company's two primary sources of revenues are similar to those available to other cellular system providers. Service revenue primarily consists of charges for access, airtime and value-added services provided to the Company's retail customers who use the network operated by the Company, and charges for long-distance calls made on the Company's systems. Service revenue also consists of charges to customers of other wireless carriers who use the Company's PCS network when roaming (outcollect roaming revenue). Equipment sales revenue consists of the sale of phones and related accessories to retailers, independent agents and end user customers. At December 31, 1999, the Company had 422,900 customers. Service revenues and equipment sales revenues totaled $195.1 million and $30.4 million, respectively, for the year ended December 31, 1999.

    The Company provides the following services and features:

    THE SMART CARD. GSM technology employs a Smart Card which contains a microchip containing detailed information about a customer's service profile. The Smart Card allows the Company to initiate services or change a customer's service package from a remote location. The Smart Card also allows customers to roam onto other participating GSM-based networks by using their cards in phones compatible with the local network.

    FEATURE-RICH PHONES. As part of its basic service package, the Company provides easy-to-use, interactive menu-driven phones that enable customers to utilize the features available in a GSM network. These phones primarily use words and easy-to-use menus rather than numeric codes to operate phone functions such as call-forwarding, call-waiting and text messaging.

    SHORT TEXT MESSAGING. GSM technology allows for the capability to send and receive short text messages, similar to two-way radio paging services. This service allows the Company to offer a quicker and less expensive form of wireless communication when a full conversation is not necessary.

    ENHANCED SECURITY. The Company's service provides greater security from eavesdropping and cloning than analog wireless service. Greater conversation security is provided by the encryption code of the digital GSM signal. Greater fraud protection is provided because GSM phones require the use of a Smart Card with a sophisticated authentication scheme, the replication of which is virtually impossible.

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

    The Company offers its services and products through traditional cellular sales channels as well as through new, lower cost channels which increase the quality of the typical sale. The Company utilizes traditional sales channels which include mass merchandisers and retail outlets, company retail stores, sales agents and a direct sales force. National distributors include Best Buy, Circuit City, Office Depot, and Staples. The Company currently also distributes its services and products through over 100 company retail locations (mall stores, strip mall stores and kiosks).

COMPETITION

    The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades to existing analog cellular networks, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements, and changes in end-user requirements and preferences. Accordingly, the Company believes competition in the wireless telecommunications business is dynamic and intense as a result of the entrance of new competitors and the development of new technologies, products and services.

    The Company competes directly with up to five other PCS providers in each of its PCS Markets. The other successful bidders in the FCC's broadband Block A and Block B PCS auction in each of the six PCS Markets were PCS PrimeCo (Houston and Tampa-St. Petersburg-Orlando), Sprint PCS (Minneapolis, Pittsburgh and Kansas
City) and AT&T Wireless Services, Inc. (Columbus). The existing cellular providers in the PCS Markets, most of which have an infrastructure in place and have been operational for a number of years, have in most cases, upgraded their networks to provide comparable services in competition with the Company. Principal cellular providers in the PCS Markets are AT&T Wireless
Services, Inc., BellSouth Mobility, Inc., GTE Mobile Communications Corporation, AirTouch Communications, Inc., SBC Wireless, Bell Atlantic-NYNEX Mobile and Ameritech Cellular. Additionally, the Company competes with SMR provider Nextel Communications, Inc. in each of its six PCS Markets.

    The Company also competes with other communications technologies that now exist, such as paging and global satellite networks. In the future, cellular service and PCS will also compete more directly with traditional landline telephone service providers and with cable operators who expand into the offering of traditional communications services over their cable systems.

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

REGULATION

    REGULATORY ENVIRONMENT. The FCC regulates the licensing, construction, operation and acquisition of wireless telecommunications systems in the United States pursuant to the Communications Act of 1934, as amended, and the rules, regulations and policies promulgated by the FCC thereunder. Under the Communications Act, the FCC is authorized to allocate, grant and deny licenses for PCS frequencies, establish regulations governing the interconnection of Commercial Mobile Radio Service ("CMRS") networks with wireline and other wireless carriers, grant or deny license renewals and applications for transfer of control or assignment of CMRS licenses, and impose fines and forfeitures for any violations of FCC regulations.

    In addition, the Telecommunications Act, which amended the Communications Act, mandates significant changes in existing telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops, and makes regulation less necessary. The FCC promulgated and continues to promulgate regulations governing construction and operation of wireless carriers, licensing (including renewal of licenses) and technical standards for the provision of PCS services under the Communications Act, and is implementing the legislative objectives of the Telecommunications Act, as discussed below.

    PCS LICENSING. The FCC established PCS service areas in the United States and its possessions and territories based upon Rand McNally's market definition of 51 MTAs comprised of 493 smaller BTAs. Each MTA consists of at least two BTAs.

    The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed broadband PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, each of which is allocated to serve either MTAs or BTAs. The spectrum allocation includes two 30 MHz blocks ("A" and "B" Blocks) licensed for each of the 51 MTAs, one 30 MHz block ("C" Block) licensed for each of the 493 BTAs, and three 10 MHz blocks ("D," "E" and "F" Blocks) licensed for each of the 493 BTAs. A PCS license has been awarded for each MTA and substantially all of the BTAs in every block, for a total of more than 1,500 licenses. This means that in any PCS service area as many as six licensees could be operating separate PCS networks. Under the FCC's rules, a broadband PCS licensee may own combinations of licenses with total aggregate spectrum coverage of up to 45 MHz in a single geographic area, except for rural areas where the limit is 55 MHz. The FCC adopted comprehensive rules that outlined the bidding process, described the bidding application and payment process, established penalties for certain bid withdrawals, default or disqualification and established regulatory safeguards.

    The grants of licenses to Aerial are conditioned upon timely compliance with the FCC's build-out requirements, I.E., coverage of one-third of the population of a PCS market within five years of initial license grant and coverage of two-thirds of that population within ten years. Aerial has exceeded the buildout requirements for both the five year and ten year stages for each of its MTAs.

    The FCC also imposes a requirement that all licensees register and obtain FCC registration numbers for all of their antenna towers, which require prior Federal Aviation Administration clearance. All Aerial transmitting facilities also must comply with federal "radio frequency" radiation requirements. Aerial has complied with and continues to comply with the antenna registration and radio frequency radiation requirements.

    The FCC enhanced 911 regulations require broadband PCS operators to be capable of transmitting 911 calls from individuals with speech or hearing disabilities through the use of "text telephone devices." Text telephone devices currently, however, are not compatible with digital wireless systems such as Aerial's. Consequently, on December 4, 1998, Aerial filed a petition with the FCC requesting a waiver of the applicability of the text telephone devices connectivity requirement to Aerial's digital system. On December 30, 1998, the FCC granted Aerial, along with over 100 other wireless operators, a temporary waiver of the regulation. Equipment manufacturers are developing hardware and software that will make text telephone devices compatible with the digital wireless technologies used by Aerial and other wireless service providers. Aerial is working with manufacturers and other members of the wireless industry in developing solutions for users of text telephone devices.

    The enhanced 911 regulations also require broadband PCS operators to determine the approximate location of persons making the emergency calls. On February 5, 1999, Aerial filed a petition requesting a waiver to clarify that wireless phone based location technology will meet the FCC's enhanced 911 location requirements. A waiver will enable Aerial to be compliant with the location requirements by introducing new phones that have the capability of being located rather than installing very expensive new network equipment. Aerial's waiver request and dozens of other wireless operators' waiver requests were dismissed as moot by the FCC's Third Report and Order in light of rules changes which require PCS systems to improve their ability to locate wireless 911 callers during 2001 and 2002. On December 6, 1999, Aerial Filed a Petition for Reconsideration of the FCC's Third Report and Order. The Petition for Reconsideration is pending at the FCC.

    The FCC licenses granted to Aerial are issued for a ten-year period expiring June 23, 2005 and may be renewed. In the event challengers file competing applications in response to any of Aerial's renewal filings, the FCC has rules and policies providing that the application of the licensee seeking renewal will be granted and the application of the challenger will not be considered in the event that the broadband PCS licensee involved has (i) provided "substantial" service, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal" and (ii) substantially complied with FCC rules, policies and the Communications Act. Although Aerial is unaware of any circumstances which would prevent the approval of any future renewal applications, there can be no assurance that Aerial's licenses will be renewed by the FCC in the future. Moreover, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or revoke or modify licenses.

    The FCC has proceedings in process which could lead to the re-auction of PCS licenses previously granted to auction winners who filed for bankruptcy and could open up other frequency bands for wireless telecommunications and PCS-like services. Such proceedings could result in additional wireless competition.

    In addition, there are citizenship requirements, assignment requirements and other federal regulations and requirements which may affect the business of Aerial.

    RECENT EVENTS. There are certain regulatory proceedings currently pending before the FCC which are of particular importance to the broadband PCS industry.

    The FCC has adopted a limited expansion of the obligation of cellular carriers to serve the subscribers of broadband PCS providers, among others, even though neither the subscribers or the PCS providers involved have a pre-existing service relationship with such cellular carrier. Under these new policies, broadband PCS providers may offer their subscribers phones which are capable of operating over broadband PCS and cellular networks so that when their subscribers are out of range of broadband PCS networks, they will be able to obtain non-automatic access to cellular networks. The FCC expects that implementation of these roaming capabilities will promote competition between broadband PCS and cellular service providers. The FCC is considering whether cellular, broadband PCS and certain specialized mobile radio providers instead should be required to provide "automatic" roaming service to other providers (i.e., carrier-to-carrier roaming service).

    The FCC has adopted requirements which will make it possible for subscribers to retain, subject to certain geographic and other limitations, their existing telephone numbers when they switch from one service provider to another. This numbering portability will include switching between LEC and other wireline providers, between wireless service providers and between LEC/wireline and wireless providers. LECs, in the 100 largest MSAs, had implementation deadlines by the end of 1998 at those switches which received specific requests for numbering portability. The FCC has extended the compliance date for cellular, broadband PCS, and certain other wireless providers to November 2002.

    Also, in August 1999, the FCC added certain additional capabilities necessary to meet requirements under the Communications Assistance for Law Enforcement Act, which are to become applicable by September 2001. Also, issues remain as to when carriers may obtain reimbursement from the federal government for upgrades related to such requirements. Aerial will work diligently to comply with all such related requirements in cooperation with industry groups and standard setting bodies.

    The FCC has recently taken action in proceedings:

    - To ensure that the customers of wireless providers, among other carriers, will receive complete, accurate, and understandable bills.

    - To establish safeguards to protect against unauthorized access to customer information (though these rules have been overturned, at least temporarily, by court order).

    - To increase to 55 megahertz ("MHz") in rural areas its 45 MHz "cap" on the amount of spectrum which entities under common ownership and control may hold in a single wireless market and to relax its related cellular cross ownership restriction.

    - To require improved access to telecommunications facilities by persons with disabilities.

    The FCC also has pending proceedings:

    - To implement a wireless billing option under which wireline customers who call wireless customers could be charged for the wireless "airtime" as opposed to the wireless customer receiving the call, as is the case at present ("calling party pays").

    - To implement requirements for wireless providers to set interstate interexchange rates in each state at levels no higher than the rates charged to subscribers in any other state.

    - To set national policy for the allocation by state public utilities commissions of telephone numbers to wireline and wireless carriers.

    Aerial intends to monitor such proceedings and comply with new federal requirements as they become applicable.

    In January 2000, the FCC took an action which may have an impact on both cellular and PCS licensees. Pursuant to a congressional directive, the FCC adopted service rules for licensing the commercial use of 30 MHz of spectrum in the 746-764 MHz and 776-794 MHz spectrum bands. The spectrum is to be auctioned, beginning in June 2000, for six regional service areas, in 20 and 10 MHz blocks, to provide a wide range of wireless services. There will be no eligibility restrictions on participation in the auctions for this spectrum. Cellular and PCS carriers and other entities will be eligible to bid in the auction. Use of the spectrum by licensees selected in the auction may be affected by the presence of incumbent broadcast licensees on some of the auctioned frequencies through at least December 31, 2006.

    The FCC is also continuing to implement the Telecommunications Act. The Telecommunications Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a Federal-State Joint Board. Much of this implementation has and continues to be proceeding in numerous, concurrent proceedings with aggressive deadlines. Aerial cannot predict the full extent and nature of developments of the Telecommunications Act, which will depend, in part, upon interrelationships among state and federal regulators.

    The primary purpose and effect of the Telecommunications Act is to open all telecommunications markets to competition, including local telephone service. The Telecommunications Act makes most direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

    Only narrow powers over competitive entry are left to state and local authorities. Each state retains the power to impose competitively neutral requirements that are consistent with the Telecommunications Act's universal service provision and necessary for universal services, public safety and welfare, continued service quality and consumer rights.

    The Telecommunications Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The Telecommunications Act also requires universal service to schools, libraries and rural health facilities at discounted rates. In a series of orders adopted in 1997, the FCC established universal service support mechanisms which require telecommunications providers, including all wireless carriers, to contribute. Aerial has made the required universal service worksheet filings and makes the required periodic payments.

    Since enactment, the FCC has adopted orders implementing the local competition provisions of the Telecommunications Act. The FCC found that broadband PCS and certain other wireless providers that are entitled to reciprocal compensation, may not be charged for LEC-originated traffic or for code opening/per-number fees, and may obtain LEC interconnection subject to the terms of the Telecommunications Act. Appeals were taken to the United States Supreme Court from these FCC orders by numerous parties alleging that the FCC has exceeded its statutory mandate, among other matters. On January 25, 1999, the U.S. Supreme Court upheld the FCC's general jurisdiction to implement the local competition provisions of the Telecommunications Act.

    STATE AND LOCAL REGULATION The scope of state and local regulatory authority covers such matters as the terms and conditions of interconnection between LECs and wireless carriers with respect to intrastate services, customer billing information and practices, billing disputes, other consumer protection matters, facilities construction issues and transfers of control, among other matters. In these areas, particularly the terms and conditions of interconnection between LECs and wireless providers, the FCC and state regulatory authorities share regulatory responsibilities with respect to interstate and intrastate issues, respectively.

    The FCC has pending numerous petitions for preemption of state and local regulations which allege such regulations prohibit or impair the provision of interstate or intrastate telecommunications services. It has also requested public comment on a petition requesting preemption of moratoria imposed by state and local governments on siting of telecommunications facilities, the imposition of state taxes on the gross receipts of CMRS providers and other proposed state taxes based on the asset value of CMRS licenses awarded by the FCC. The FCC has been actively involved in educating state and local regulatory and zoning authorities as to the prohibitions in the Telecommunications Act against the creation of unreasonable and discriminatory zoning, taxation or other barriers to new wireless providers.

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

    Aerial and its subsidiaries have been and intend to remain active participants in proceedings before the FCC and before state regulatory and zoning authorities. Proceedings with respect to the foregoing policy issues before the FCC and state regulatory authorities could have significant impacts on the competitive market structure among wireless providers and the relationships between wireless providers and other carriers. Aerial is unable to predict the scope, pace, or financial impact of policy changes which could be adopted in these proceedings.

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

EMPLOYEES

    As of December 31, 1999, the Company had a total of 1,996 employees. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

    The Company currently leases office and warehouse space in each of its PCS Markets as well as office space for its corporate headquarters in Chicago, customer service center in Kansas City and National Operations Center in Tampa. The Company also has leases for its retail store locations and leases certain cell sites for its digital radio channel (or "BTS") equipment on land, buildings and other fixed structures at various rental rates for various terms. As of December 31, 1999, the Company had 1,278 cell sites in service across all its PCS markets. The leases provide for monthly rentals at market rates and expire, subject to renewal options, on various dates through 2021. The Company owns all five of its switch site buildings serving each of the PCS Markets (the Pittsburgh switch also serves the Columbus market).

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved from time to time in routine legal and regulatory proceedings incidental to its business. The Company does not believe that such routine legal and regulatory proceedings will have, individually or in the aggregate, a material adverse effect on the Company. However, see the concerns raised by Sonera Corporation about the December 18, 1998, spin-off announcement made by TDS as well as the discussion of the Settlement Agreement and Release under Item 1. Business--Company.

    On September 21, 1999, a putative class action complaint was filed on behalf of Aerial stockholders. The complaint names as defendants Aerial, TDS, certain directors of Aerial and TDS, and VoiceStream in connection with the transactions contemplated by the Agreement and Plan of Reorganization and the related agreements, particularly the TDS Debt Replacement Agreement. The complaint alleges a breach of fiduciary duties by the defendants, including in connection with the exchange of $420 million of debt owed by Aerial to TDS for Aerial common stock at $22.00 per share. The complaint alleges that this action benefits TDS at the expense of Aerial's public stockholders and seeks to have the transactions contemplated by the Agreement and Plan of Reorganization enjoined or, if they are consummated, to have them rescinded and to recover unspecified damages, fees and expenses. The defendants believe that this lawsuit is without merit and intend to vigorously defend against this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of securities holders during the fourth quarter of fiscal year 1999.

--------------------------------------------------------------------------------
                                    PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Aerial Stock and Dividend Information

    The Company's Common Shares are listed on the NASDAQ under the symbol "AERL" and in the newspaper as "Aerial." As of February 29, 2000, the Company's Common Shares were held by 430 registered holders and 6,560 beneficial holders. All of the Series A Common Shares were held by TDS. No public trading market exists for the Series A Common Shares, but the Series A Common Shares are convertible on a share-for-share basis into Common Shares.

    The trading price of the Common Shares on April 26, 1996, the date on which the Common Shares were first offered for sale to the public, was $17.00 per share.

    The Company has never paid any cash dividends and currently intends to retain any future earnings for use in the Company's business. In addition, the Revolving Credit Agreement with TDS prohibits the payment of dividends on the Company's Common Shares and Series A Common Shares, except to the extent of one-half of the cumulative consolidated net income, if any, of the Company.

MARKET PRICE PER COMMON SHARE BY QUARTER

    No public trading market exists for the Company's Series A Common Shares and therefore, quotations are not available. The quarterly high and low sales prices of the Common Shares on the NASDAQ as reported by the Dow Jones News Service are as follows:

1999                                                           1ST        2ND        3RD        4TH
----                                                         --------   --------   --------   --------
High.......................................................   $7.86      $13.69     $29.31     $61.63
Low........................................................   $5.00      $ 7.00     $11.06     $25.38

1998                                                           1ST        2ND        3RD        4TH
----                                                         --------   --------   --------   --------
High.......................................................   $9.25      $ 8.00     $ 6.94     $ 5.88
Low........................................................   $6.50      $ 5.75     $ 3.06     $ 1.63

ITEM 6. SELECTED FINANCIAL DATA

YEAR ENDED OR AT DECEMBER 31,            1999        1998        1997        1996        1995
-----------------------------          ---------   ---------   ---------   ---------   ---------
OPERATING FINANCIAL DATA
Operating Revenues...................  $ 225,501   $ 155,154   $  55,952   $     --    $     --
Operating (Loss).....................   (210,008)   (279,985)   (218,165)   (43,950)     (7,562)
Minority share of loss...............     15,782      23,620          --         --          --
Other (expense) income, net..........     (5,205)      1,196         (21)     5,342          49
Gain on sale of PCS licenses.........         --          --          --      2,582          --
Interest expense-affiliate...........     61,197      62,137      21,558      1,960       1,051
Interest expense-other...............     22,118      18,010       5,507        802          --
(Loss) Before Income Taxes...........   (282,746)   (335,316)   (245,251)   (38,788)     (8,564)
Net (Loss)...........................   (169,346)  $(337,895)  $(247,057)  $(37,921)   $ (6,468)

Weighted Average Common and Series A
  Common Shares (000) (1)............  $  75,734   $  71,723   $  71,512   $ 67,492    $ 59,086
(Loss) per Common and Series A Common
  Share..............................  $   (2.24)  $   (4.71)  $   (3.45)  $  (0.56)   $  (0.11)
Dividends per Common and Series A
  Common Share.......................  $      --   $      --   $      --   $     --    $     --

BALANCE SHEET
Working capital......................  $ (93,912)  $ (37,400)  $ (51,566)  $(80,347)   $ 33,141
Property & Equipment (Net)...........    619,913     621,281     604,104    252,423      12,087
Investment in PCS licenses (Net).....    281,934     289,488     297,043    304,354     305,818
Total Assets.........................    972,376     961,347     960,648    672,827     360,444
Revolving Credit Agreement-TDS.......     37,786     549,943     448,234         --      60,238
Long-Term Debt.......................    250,846     278,010     196,439    103,743          --
Minority Interest....................     94,364       5,835          --         --          --
Common Shareholders' Equity..........    410,634      25,078     192,427    437,785     281,282
Capital expenditures (2).............  $  83,641   $  96,950   $ 387,718   $242,270    $297,551

------------------------

(1) Weighted Average Common and Series A Common Shares outstanding give retroactive effect to the recapitalization in conjunction with the Company's April 1996 initial public offering, as if the transaction had occurred January 1, 1995.

(2) Includes non-cash transactions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Aerial Communications, Inc. ("Aerial" or the "Company"--NASDAQ symbol:
AERL), an 82.1%-owned subsidiary of Telephone and Data Systems, Inc. ("TDS"), provides PCS service in the Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus (Ohio) Major Trading Areas ("MTAs"). The Columbus MTA launched service on March 27, 1997. The Company's five remaining MTAs launched service during the second quarter of 1997.

    On September 17, 1999, the VoiceStream Wireless Corporation ("VoiceStream") and Aerial Boards of Directors approved a definitive agreement to merge the two companies. See the "VoiceStream Merger" section of "Liquidity and Capital Resources" below for further discussion of the transaction.

    The following is a table of summarized operating data for the Company's consolidated operations.

                                              DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,
AS OF:                                          1999       1999        1999       1999        1998
------                                        --------   ---------   --------   ---------   --------
Total MTA population (in millions)..........     27.9        27.5       27.5        27.7       27.7
Total customers.............................  422,900     363,100    346,600     331,600    311,900
Net customer additions (quarter)............   59,800      16,500     15,000      19,700     81,200
Churn rate (year to date)...................      4.5%        4.7%       4.8%        4.7%       5.5%
Churn rate (quarter)........................      3.9%        4.6%       4.8%        4.7%       5.1%
Average monthly revenue per customer (year
  to date)..................................  $    47     $    46    $    46     $    46    $    51
Average monthly revenue per customer
  (quarter).................................  $    47     $    46    $    47     $    46    $    49
MTA penetration.............................     1.52%       1.32%      1.26%       1.20%      1.13%
Cell sites in service.......................    1,278       1,239      1,207       1,180      1,180

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

OPERATING REVENUES

    OPERATING REVENUES totaled $225.5 million for the year ended December 31, 1999, an increase of $70.3 million as compared to 1998. Operating revenues totaled $155.2 million in 1998, an increase of $99.2 million as compared to 1997 when operating revenues totaled $56.0 million. Growth in the Company's customer base was the primary reason for the year-over-year increases. The number of customers increased 111,000 to 422,900 in 1999 and increased 186,900 to 311,900 in 1998. The Company launched service during the second quarter of 1997 and ended the year with 125,000 customers.

    SERVICE REVENUE totaled $195.1 million in 1999, an increase of $71.5 million as compared to 1998. Service revenues totaled $123.6 million in 1998, an increase of $91.3 million as compared to 1997 when service revenues totaled $32.3 million. Service revenue primarily consists of charges for access, airtime and value-added services provided to the Company's retail customers who use the network operated by the Company (local service revenue). Service revenue also consists of charges to customers of other wireless carriers who use the Company's PCS network when roaming (outcollect roaming revenue) and charges for long-distance calls made on the Company's systems (long-distance revenue). Growth in the Company's customer base was the primary reason for the year-over-year increases, offset by a decline in average revenue per customer per month ("ARPU"). ARPU was $47 in 1999 and $51 in 1998. ARPU in 1997 does not provide a meaningful comparison as the initial users and usage patterns are not comparable to the 1999 and 1998 usage patterns.

    EQUIPMENT SALES REVENUE totaled $30.4 million in 1999, a decrease of $1.1 million as compared to 1998. Equipment sales revenues totaled
$31.5 million in 1998, an increase of $7.9 million as compared to 1997 when equipment sales revenue totaled $23.6 million. Equipment sales revenue represents the sale of phones and related accessories to retailers, independent agents and end user customers. In 1999, the decrease in equipment sales revenue reflects a slight decrease in phone unit sales in 1999 as compared to 1998. The increase in equipment sales revenue in 1998 as compared to 1997 was due primarily to increased sales volume (all markets were not launched until the second quarter of 1997), partially offset by a decline in phone prices.

OPERATING EXPENSES

    OPERATING EXPENSES totaled $435.5 million for the year ended December 31, 1999, an increase of $0.4 million as compared to 1998. Operating expenses totaled $435.1 million in 1998, an increase of $161.0 million as compared to 1997 when operating expenses totaled $274.1 million. In 1999 expenses increased across most functional areas due to the Company's increased level of business activity. However, these increases were partially offset by a decrease in customer service expense and a significant decrease in cost of equipment sold. Unless otherwise noted, the 1998 increase over 1997 for the below operating expenses is due to the Company not being fully operational for all of 1997 as it launched service during the second quarter of that year.

    SYSTEM OPERATIONS EXPENSE totaled $78.3 million in 1999, an increase of $9.2 million as compared to 1998. System maintenance expenses increased
$5.8 million, primarily for maintenance service performed on the Company's network. The Company began incurring charges for these services during the second quarter of 1998. Salaries and benefits for system operations employees increased $3.3 million, utilities and customer usage expense each increased $1.5 million and other systems operations expenses increased $1.0 million.

    System operations expense also includes customer net incollect roamer revenue (from Aerial customers roaming on other carriers' systems) which increased $3.9 million in 1999, reflecting increased customer totals in 1999 as compared to 1998.

    MARKETING AND SELLING EXPENSE totaled $89.8 million in 1999, an increase of $10.1 million as compared to 1998. Significant marketing and selling expenses include sales commission expense which increased $6.7 million in 1999, reflecting increased use of indirect sales channels and a new commission structure designed to accelerate growth in customer additions. Promotional sales expenses increased $2.2 million primarily due to phone rebate programs that were in place throughout much of 1999. Salary and benefit expense for sales and marketing personnel increased $1.5 million in 1999. Other marketing and selling expenses decreased $0.3 million in aggregate, primarily driven by decreases in consulting and temporary service expenses.

    CUSTOMER SERVICE EXPENSE totaled $39.9 million in 1999, a decrease of $13.6 million as compared to 1998. The decrease in customer service expense is primarily due to a decrease in bad debt expense as the result of improved credit management processes. Beginning in the second half of 1998 and through 1999, the Company changed its employee mix to more full time customer service employees. While this change did cause customer service salaries and benefits expense to increase it was more than offset by the decrease in consulting and temporary service expense.

    COST OF EQUIPMENT SOLD totaled $61.3 million in 1999 a decrease of $26.4 million as compared to 1998. Cost of equipment sold totaled $87.7 million in 1998, an increase of $16.2 million as compared to 1997 when cost of equipment sold totaled $71.5 million. In 1999, approximately $16.5 million of this decrease was due to a decline in the average cost of phones combined with a slight decline in phone unit sales. An additional $4.2 million of the decrease was due to an inventory valuation adjustment in 1998, which did not occur during 1999. The remaining decrease is attributed to lower accessory sales volume, lower freight costs and reduced expenses incurred related to services provided by the Company's third party distribution center.

    In 1997, cost of equipment sold reflects the launch of service and the Company's efforts to fill its third-party distribution channels with phones.

    GENERAL AND ADMINISTRATIVE EXPENSE totaled $74.2 million in 1999, an increase of $12.5 million as compared to 1998. General and administrative expenses include the costs of operating the Company's local business offices and its corporate expenses other than the corporate engineering and marketing departments. The 1999 increase in general and administrative expense was due primarily to increased consulting expenses related to the Year 2000 Issue. In 1997, general and administrative expenses were $58.8 million, driven primarily by a smaller employee base.

    DEPRECIATION EXPENSE was $84.3 million in 1999, an increase of $8.5 million as compared to 1998. Depreciation expense was $75.8 million in 1998, an increase of $39.8 million as compared to 1997 when depreciation expense totaled
$36.0 million. The year-over-year increases were due to rising fixed asset balances as the Company continued to expand both the footprint and capacity of its PCS network. As of December 31, 1999, the Company had $790.0 million in property and equipment in service as compared to 1998 when the Company had $696.5 million of property and equipment in service. In 1997, the Company had $622.7 million of property and equipment in service, the PCS network portion of which had only been in operation since the second quarter of 1997.

    AMORTIZATION EXPENSE totaled $7.7 million in 1999, $7.6 million in 1998 and $4.5 million in 1997. Upon the commencement of service in a particular market, the Company began amortizing that market's related PCS license. Aerial launched service across all its markets between March and June of 1997. As a result, consolidated amortization expense in 1997 reflects less than a full year's expense.

    DEVELOPMENT COSTS totaled $5.8 million in 1997. Development costs primarily represent pre-launch marketing, consulting and legal costs. Effective in the second quarter of 1997, the Company was no longer a development stage enterprise and prospectively began classifying expenses to reflect its operational status.

OPERATING (LOSS)

    Operating (loss) totaled $(210.0) million in 1999, $(280.0) million in 1998 and $(218.2) million in 1997. The decrease in operating (loss) in 1999 as compared to 1998 is largely the result of increased operating revenues reflecting customer growth. Although service revenues are expected to continue to grow during 2000 as the Company builds its customer base, the Company expects to continue to have operating losses and to generate negative operating cash flow during 2000 as it incurs costs associated with that growth.

OTHER INCOME (EXPENSE)

    MINORITY SHARE OF LOSS totaled $15.8 million in 1999, a decrease of $7.8 million as compared to 1998. Minority share of loss represents Sonera Corporation's ("Sonera", formerly known as Sonera, Ltd.) share of the consolidated net loss of Aerial Operating Company, Inc. ("AOC") (See
Note 4--Minority Interest).

    OTHER (EXPENSE) INCOME, NET totaled ($5.2) million in 1999 and $1.2 million in 1998. The increase in net expense in 1999 as compared to 1998 was due primarily to professional fees the Company paid during 1999 related to the proposed spin-off of the Company as well as the merger with VoiceStream.

INTEREST EXPENSE AND INCOME TAXES

    INTEREST EXPENSE-AFFILIATE totaled $61.2 million in 1999, $62.1 million in 1998 and $21.6 million in 1997. Interest expense-affiliate in 1999 and 1998 represents primarily interest on amounts borrowed under the Revolving Credit Agreement, the TDS 3% guarantee fees associated with both the Series A and Series B Zero Coupon Notes and amounts financed under the Nokia 1998 Credit Agreement. Interest expense-affiliate in 1997 represents interest on amounts borrowed under the Revolving Credit Agreement and the TDS 3% guarantee fees associated with the Series A Zero Coupon Notes and Nokia 1996 Credit Agreement, less interest capitalized of $2.7 million. Interest expense-affiliate is greater in 1999 and 1998 as compared to 1997, primarily due to the increasing average outstanding balance of borrowings under the Revolving Credit Agreement with TDS.

    INTEREST EXPENSE-OTHER totaled $22.1 million in 1999, $18.0 million in 1998 and $5.5 million in 1997. In 1999 and 1998, interest expense-other relates primarily to interest expense accreted on the Series A and Series B Zero Coupon Notes as well as interest expense associated with the Nokia 1998 Credit Agreement. In 1998 the Company capitalized interest of $0.1 million. In 1997, interest expense-other relates primarily to the Series A Zero Coupon Notes issued in November 1996, less interest capitalized. The Company capitalized interest expense of $3.3 million related to the Series A Zero Coupon Notes and interim financing under the Nokia 1996 Credit Agreement in 1997. Interest expense-other increased in

1999 and 1998 primarily due to the increasing average outstanding balance in long-term debt, including the current portion.

    INCOME TAXES. The Company is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes its federal income taxes as if it were filing a separate return as its own affiliated group and was not included in the TDS group. TDS and the Company are parties to a tax allocation agreement, as well as a March 12, 1999, tax settlement agreement which resulted in a payment of $114.5 million from TDS to Aerial. The $114.5 million received by Aerial covered the estimated tax losses incurred by the Company and used by TDS for the period commencing from January 1, 1996 through August 31, 1999. The tax settlement agreement requires a settlement of amounts to cover tax losses incurred by Aerial and used by TDS through December 31, 1999.

    In the first quarter of 1999, the Company determined that it was appropriate to recognize the $114.5 million payment in current income tax expense as part of a reduction in its deferred tax asset valuation allowance. The above
$114.5 million current income tax benefit, partially offset by an increase in deferred income tax expense resulted in a net income tax benefit of $113.4 million for 1999.

NET (LOSS) AND (LOSS) PER COMMON AND SERIES A COMMON SHARE

    Net (loss) totaled $(169.3) million in 1999, $(337.9) million in 1998 and $(247.1) million in 1997. Net (loss) per Common and Series A Common Share was $(2.24) in 1999, $(4.71) in 1998 and $(3.45) in 1997. The decrease in the
Company's net (loss) and net (loss) per Common and Series A Common Share in 1999 is due to the Company's increased operating revenues reflecting its growing customer base and the net income tax benefit of $113.4 million. The increase in the Company's net (loss) and net (loss) per Common and Series A Common Share in 1998 reflects the Company's fully operational status during all of 1998 as compared to 1997 when the Company was not fully operational until the end of the second quarter.

    The weighted average Common and Series A Common Shares increased to
75.7 million in 1999 as compared to 71.7 million in 1998 due primarily to additional investments in the Company by TDS and Sonera on November 1, 1999, as more fully discussed below in the section titled "VoiceStream Merger."

INFLATION

    Management believes that inflation affects the Company's business to no greater extent than the general economy.

LIQUIDITY AND CAPITAL RESOURCES

    The costs of development, construction and post-launch activities of the Company require substantial capital. From inception through December 31, 1999, the Company had expended $304.4 million for its six licenses, including capitalized interest, $822.7 million for all other capital expenditures and incurred cumulative net losses of $800.2 million. The Company expects to continue to incur significant operating losses and generate negative cash flow from operating activities in 2000 as it continues to build its customer base.

    Cash flows used by operating activities were $95.8 million in 1999, $228.8 million in 1998 and $206.9 million in 1997. Operating cash outflow (operating loss before depreciation and amortization expense) totaled
$118.0 million in 1999, $196.6 million in 1998 and $177.6 million in 1997. The March 12, 1999, tax settlement agreement with TDS (see Note 3-Income Taxes for further discussion) provided $114.5 million in 1999 and cash flows used by other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) required cash investments of $92.3 million in 1999, $32.2 million in 1998 and $29.3 million in 1997.

    Cash flows from financing activities provided $147.1 million in 1999, $302.7 million in 1998 and $449.9 million in 1997. Cash provided in 1999 was primarily due to $242.6 million in borrowings under the Revolving Credit Agreement with TDS and a $230 million investment by Sonera in the Company on November 1, 1999, partially offset by repayments of $334.7 million under the Revolving Credit Agreement. On March 15, 1999, the Company paid $114.5 million to TDS to repay a portion of the outstanding balance under the Revolving Credit Agreement. On November 1, 1999,
$220.2 million of the proceeds received from Sonera were used to repay borrowings under the Revolving Credit Agreement. Cash provided in 1998 was primarily due to $301.7 million in borrowings under the Revolving Credit Agreement. The Company also received $200 million from the sale to Sonera of a 19.4% equity interest in AOC (see Note 4--Minority Interest for further discussion). The proceeds from the sale were remitted to TDS to pay down part of the outstanding balance under the Revolving Credit Agreement. Cash provided in 1997 was due primarily to $448.2 million in borrowings under the Revolving Credit Agreement.

    Cash flows used in investing activities totaled $36.3 million in 1999, $74.0 million in 1998, and $273.3 million in 1997. Cash used in 1999 was due primarily to $34.2 million in additions to property and equipment for PCS network and information system assets. Total 1999 additions to property and equipment, including noncash transactions, were $83.6 million, including $59.3 million for cell sites, $7.9 million for switching equipment, $9.6 million for information system assets and $6.8 million for other activities.

    Additions to cell sites in 1999 were due to the need for additional sites to fill in and improve the coverage of the Company's PCS network within its MTAs. Additions to switching equipment in 1999 were primarily due to the need for increased network capacity to handle greater call volume. Additions to information system assets primarily reflected the costs associated with the completion of the new point of sale system, improvements to the Company's billing system and additions at the Company's customer service centers. Other capital expenditures were primarily for leasehold improvements and office furniture and equipment.

    Cash used in 1998 was due primarily to $74.6 million in additions to property and equipment for PCS network and information system assets. Total 1998 additions to property and equipment, including noncash transactions, were $97.0 million, including $43.8 million for cell sites, $23.0 million for switching equipment, $27.6 million for information system assets and $2.6 million for other activities.

    Cash used in 1997 resulted primarily from $274.7 million in additions to property and equipment, primarily network and information system assets. Total 1997 additions to property and equipment, including noncash transactions, were $387.7 million, including $291.9 million for cell sites, $38.4 million for switching equipment, $55.6 million for information system assets and $1.8 million for other activities.

    The Company's fixed asset additions have been financed through a combination of borrowings under the Revolving Credit Agreement with TDS, the proceeds from the IPO, the Series A and Series B Zero Coupon Notes and the Nokia 1996 and 1998 Credit Agreements.

    Through the expected second quarter 2000 merger close with VoiceStream, the Company estimates that the aggregate funds required for capital expenditures for the continuing development of its PCS networks and services will total $30 to $50 million. The Company will be building additional cell sites to augment its existing coverage area, primarily corridor coverage on interstates to suburbs. The Company will continue to expand and upgrade its switching and other fixed network equipment to support future customer growth. Capital expenditures related to information systems will primarily relate to the expansion and upgrade of production, data network and desktop hardware and software.

    The Company estimates requiring $30 to $40 million for working capital requirements to fund operations through the expected second quarter 2000 merger close with VoiceStream.

    NOKIA

    Nokia Telecommunications Inc. ("Nokia") agreed to provide the Company with up to $200 million in financing for digital radio channel and switching infrastructure equipment through a Credit Agreement with the Company dated
June 19, 1996 ("1996 Credit Agreement"). In accordance with the provisions of the 1996 Credit Agreement, the Company issued, in tranches, 10-year unsecured zero coupon promissory notes, the proceeds of which were paid to Nokia in satisfaction of borrowings by the Company under the 1996 Credit Agreement. On November 4, 1996, the Company issued $226.2 million in aggregate principal amount at maturity of Series A Zero Coupon Notes ("Series A Notes") due in 2006. On February 5, 1998, the Company issued $220.0 million in aggregate principal amount at maturity of Series B Zero Coupon Notes ("Series B Notes") due in 2008 (representing the final issuance of zero coupon notes under the 1996 Credit Agreement). The aggregate issue price of the Series A and Series B

Zero Coupon Notes was $200 million. The proceeds were paid to Nokia in satisfaction of all obligations of the Company under the 1996 Credit Agreement. As part of the "VoiceStream Merger" discussed below, VoiceStream is required to repurchase, repay and/or amend the Series A Notes and the Series B Notes. In any event, VoiceStream is required to cause TDS to be released from its guaranties and all liabilities thereunder.

    On June 30, 1998, the Company and Nokia entered into an agreement ("1998 Credit Agreement") in which Nokia will provide financing to the Company for the purchase of network infrastructure equipment and services from Nokia. Loans under the 1998 Credit Agreement are to be made available in two tranches. With respect to Tranche A, the Company borrowed $68.5 million. A second tranche of $75 million ("Tranche B") became available commencing on June 30, 1999. The maturity date of both the Tranche A and Tranche B loans is June 30, 2000. The obligations of the Company under the 1998 Credit Agreement are fully and unconditionally guaranteed by TDS at an annual fee rate of 3% (see
Note 5--Long-Term Debt for further discussion). As of December 31, 1999, the Company had $39.7 million available for borrowing under the 1998 Credit Agreement with Nokia. As part of the "VoiceStream Merger" discussed below, at the merger closing VoiceStream is required to repay all obligations under or amend the Nokia 1998 Credit Agreement to permit the merger to occur. In either case, VoiceStream is required to cause TDS to be released from its guaranties and all liabilities thereunder.

    SONERA

    On September 8, 1998, pursuant to the terms of a Purchase Agreement dated June 1, 1998 (the "Purchase Agreement"), Sonera made a $200 million investment in AOC, a then wholly-owned subsidiary of the Company. Sonera purchased approximately 2.4 million shares of common stock of AOC at a price of approximately $83 per share representing a 19.4% equity interest in AOC. Sonera has the right, subject to adjustment under certain circumstances, to exchange each share of AOC common stock that it owns for 6.72919 Common Shares of Aerial. Upon the exchange of all of the above AOC shares, Sonera would have owned (prior to its additional investment in the Company, as described below under "VoiceStream Merger") an 18.4% equity interest in Aerial, reflecting a purchase price equivalent of $12.33 per Common Share of Aerial (the "Equivalent Purchase Price"). Following the announcement by TDS on December 18, 1998, that it intended to distribute to its shareholders all of the capital stock of Aerial that it owns, and that Aerial would seek additional financing from sources other than TDS in connection therewith, Sonera contacted TDS to express certain concerns. Sonera asserted, among other things, that Aerial and TDS misrepresented and failed to disclose certain material facts to Sonera, thereby inducing Sonera to pay an excessive price for AOC common stock. Sonera requested the renegotiation of certain matters related to Sonera's investment in AOC, including an adjustment in the Equivalent Purchase Price, and raised the possibility of litigation in connection therewith.

    Under the Purchase Agreement, the number of AOC shares purchased by Sonera is subject to reduction if the average price of the Company's Common Shares exceeds certain threshold prices. During the second quarter and on July 7, 1999, the average price of the Company's Common Shares exceeded all of the threshold prices set forth in the Purchase Agreement. Accordingly, the Company requested Sonera to surrender for cancellation an aggregate of 634,216 shares of AOC common stock. Sonera refused to surrender any AOC shares and, in connection with its allegations, as discussed above, objected to the application of the share reduction provisions in the Purchase Agreement.

    In connection with an Agreement and Plan of Reorganization, Sonera, TDS, Aerial and AOC executed a Settlement Agreement and Release as of September 17, 1999. Under the Settlement Agreement and Release, Sonera surrendered for cancellation 317,108 AOC shares, representing one-half of the 634,216 disputed shares, on November 1, 1999, without releasing its claims with respect to such surrendered shares, in connection with the closing of the transactions under the TDS Debt Replacement Agreement discussed below. Upon satisfaction of all of the conditions to the closing of the transactions contemplated by the Agreement and Plan of Reorganization, the remaining 317,108 AOC shares will be surrendered for cancellation immediately prior to the closing of such transactions. At this closing, each of Sonera and Sonera U.S., on the one hand, and TDS, Aerial, AOC and VoiceStream, on the other hand, will release each other from all claims relating to actions occurring through the date of the Settlement Agreement and Release, including all claims by Sonera to all of the disputed shares and, subject to certain exceptions, will extend such release to actions occurring through the date of such closing. Also at that closing, the Purchase Agreement and the other agreements entered into in connection with Sonera's original investment in AOC will be terminated.

    TDS REVOLVING CREDIT AGREEMENT

    The Revolving Credit Agreement, as amended, provides that the amount of any proceeds raised by the Company or AOC in connection with the sale of equity (see
Note 4--Minority Interest) or debt will be used to reduce the borrowings under the Revolving Credit Agreement as well as reduce the total amount AOC may borrow under the Revolving Credit Agreement (the "Maximum Amount"). Additionally, any borrowings under the Nokia 1998 Credit Agreement (see Note 5--Long-Term Debt) concurrently reduces by the same amount the authorized total line of credit available to AOC under the Revolving Credit Agreement. The interest rate under the Revolving Credit Agreement is equal to the prime rate plus 2.35%. Interest on the balance due under the amended Revolving Credit Agreement is payable quarterly and no principal is payable until maturity.

    The following table summarizes AOC's borrowing capacity under the Revolving Credit Agreement as of December 31, 1999:

(DOLLARS IN THOUSANDS)
----------------------
Maximum Amount available....................................  $ 355,000
Reduced by:
  Vendor financing under the Nokia 1998 Credit Agreement....   (103,765)
  Amount outstanding under the Revolving Credit Agreement...    (37,786)
                                                              ---------
Net amount available for borrowing from TDS.................  $ 213,449
                                                              =========

    On March 10, 2000, the TDS and Aerial Boards of Directors approved an amendment to the Revolving Credit Agreement which increased the Maximum Amount on a scheduled basis from $355 million to $460 million as of December 1, 2000 (provided that the net amount available for borrowing from TDS shall not exceed $315 million), and changed the maturity date from April 2, 2000, to the earlier of December 17, 2000, or the date of the merger closing with VoiceStream.

    Under certain circumstances, TDS is required to loan funds to AOC after the merger closing up to a maximum of $315 million. In such event, effective at the merger closing, TDS and AOC will amend the TDS Revolving Credit Agreement by entering into an Amended and Restated Credit Agreement (the "Amended Agreement"). Any amounts borrowed under the Amended Agreement will become due in full one year after the effective date of the Amended Agreement. The interest rate under the Amended Agreement will be LIBOR plus 3.5% and the obligations of the Company under the Amended Agreement will be secured by substantially all the Company's assets.

    TDS has not committed to any further financing of the Company's operations. In the event the merger of Aerial with VoiceStream were not to occur, TDS is committed to helping Aerial obtain the necessary level of financial support to enable the Company to pay its debts as they become due and management at TDS and Aerial believe the Company has the ability to obtain that financial support. If the merger were not to occur and if sufficient future funding was not available on terms and prices acceptable to the Company, Aerial would have to reduce its construction and operating activities, which could have a material adverse impact on the Company's financial condition and results of operations.

    VOICESTREAM MERGER

    On September 17, 1999, the VoiceStream and Aerial Boards of Directors approved a definitive Agreement and Plan of Reorganization to merge the two companies. The merger is expected to close in the second quarter of 2000. Pursuant to the Agreement and Plan of Reorganization, VoiceStream will exchange
0.455 shares of VoiceStream common stock for each of the Company's Common and Series A Common Shares, subject to adjustment under certain circumstances.

    Aerial public shareholders will have the right to elect to receive $18 in cash in lieu of shares of VoiceStream. Sonera will convert its shares in AOC into shares of Aerial (at a conversion ratio of 6.72919) immediately prior to the merger becoming effective. The parties anticipate that the merger will be tax-free to Aerial shareholders that elect to receive VoiceStream stock. This merger has received shareholder approval by both Aerial and VoiceStream. Although all filing and time requirements under the antitrust laws have been satisfied, the merger of Aerial and VoiceStream is subject to Federal Communications Commission ("FCC") approval. In the event the merger with VoiceStream does not take place, under certain circumstances, Aerial would be required to pay VoiceStream a $40 million termination fee. If Aerial does not have sufficient funds at such time to pay the termination fee, TDS will allow Aerial to finance the termination fee through an increase in the Revolving Credit Agreement. The following is a discussion of significant transactions executed in anticipation of but not contingent upon the merger with VoiceStream, except as indicated below.

    TDS DEBT REPLACEMENT

    On September 17, 1999, TDS, the Company, AOC and VoiceStream entered into a Debt/Equity Replacement Agreement (the "TDS Debt Replacement Agreement"). In accordance with the TDS Debt Replacement Agreement, on November 1, 1999, TDS assigned to Aerial as a contribution to capital $420 million of debt owed by AOC to TDS under the TDS Revolving Credit Agreement in exchange for an aggregate
19.1 million shares of Aerial common stock, at a purchase price of $22.00 per share. On September 17, 1999, the date of the TDS Debt Replacement Agreement, the closing price of Aerial Common Shares was $20.00 per share. The shares of Aerial common stock consisted of 6.2 million Aerial Common Shares and
12.9 million Aerial Series A Common Shares. Thereafter, on November 1, 1999, Aerial assigned to AOC as a contribution to capital the $420 million of debt received from TDS, as well as $75 million received by Aerial from Sonera (see "Sonera-Aerial Investment" below) in exchange for an aggregate of 3.3 million common shares of AOC. As a result of the transactions under the TDS Debt Replacement Agreement, $420 million of debt previously owed by AOC to TDS was extinguished and the Maximum Amount under the Revolving Credit Agreement was reduced from $775 million to $355 million. In addition, the interest rate under the Revolving Credit Agreement was decreased to prime rate plus 2.35% and the guarantee by Aerial of AOC's obligations thereunder was terminated.

    As discussed above, under certain circumstances, TDS is required to loan funds to AOC after the merger closing up to a maximum of $315 million. See
Note 6--Revolving Credit Agreement for further discussion of the Revolving Credit Agreement.

    On September 21, 1999, a putative class action complaint was filed on behalf of Aerial stockholders. The complaint names as defendants Aerial, TDS, certain directors of Aerial and TDS, and VoiceStream in connection with the transactions contemplated by the Agreement and Plan of Reorganization and the related agreements, particularly the TDS Debt Replacement Agreement. The complaint alleges a breach of fiduciary duties by the defendants, including in connection with the exchange of $420 million of debt owed by Aerial to TDS for Aerial common stock at $22.00 per share. The complaint alleges that this action benefits TDS at the expense of Aerial's public stockholders and seeks to have the transactions contemplated by the Agreement and Plan of Reorganization enjoined or, if they are consummated, to have them rescinded and to recover unspecified damages, fees and expenses. The defendants believe that this lawsuit is without merit and intend to vigorously defend against this lawsuit.

    SONERA-AERIAL INVESTMENT

    On September 17, 1999, TDS, Aerial, AOC, VoiceStream, Sonera and Sonera Corporation U.S. ("Sonera U.S.") entered into a Settlement Agreement and Release providing for the Sonera-Aerial Investment. In accordance with the Sonera-Aerial Investment, on November 1, 1999, Sonera invested an aggregate of $230 million in Aerial and AOC at an equivalent purchase price of $22.00 per share of Aerial common stock. Aerial issued 3.4 million Aerial Common Shares to Sonera in consideration for $75 million, and AOC issued 1.0 million shares of AOC common stock to Sonera in consideration for $155 million. The funds invested by Sonera were used to repay outstanding debt under the TDS Revolving Credit Agreement. Additionally, Sonera surrendered 317,108 shares of AOC stock on November 1, 1999, without releasing its claims with respect thereto, and will surrender an additional 317,108 shares at the closing of the merger. At the merger closing, TDS, Aerial, AOC and VoiceStream, on the one hand, and Sonera and Sonera U.S., on the other hand, will release each other from all claims relating to actions occurring through September 17, 1999, including all claims by Sonera to the 634,216 disputed shares, and, subject to certain exceptions, will extend such release through the date of the merger closing.

YEAR 2000 ISSUE

    The Year 2000 Issue existed because certain computer systems and applications abbreviate dates using only two digits rather than four digits, e.g., "98" rather than "1998". Unless corrected, this shortcut could have caused problems when the century date "2000" occurs. On that date, some computer operating systems and applications and embedded technology may have recognized the date as January 1, 1900 instead of January 1, 2000.

    The Company's management established Year 2000 project teams in 1998 to address Year 2000 issues. The project teams identified those mission critical hardware, systems and applications that were not Year 2000 ready. These mission critical hardware, systems and applications were then renovated, validated and implemented prior to December 31, 1999. No significant problems were encountered in January, 2000. The total costs associated with the Year 2000 Issue were $16.8 million.

    The Company expects to incur minimal expenditures for final wrap-up activities. While the Company believes its mission critical hardware, systems and applications are Year 2000 ready, it will continue to monitor information systems, facilities, equipment and relationships with third parties. Contingency plans have been developed to address any interruptions in essential services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market rate risks due to fluctuations in interest rates and equity markets. The majority of the Company's debt is in the form of variable rate notes with original maturities ranging from one to ten years. The Series A and Series B Zero Coupon Notes are fixed rate debt and therefore, fluctuations in interest rates can lead to significant fluctuations in the fair market value of these instruments. The Company has not entered into financial derivatives to reduce its exposure to interest rate risks.

    The table below provides the fair value (fair values were estimated using discounted cash flow analyses) and weighted average interest rates of the Company's outstanding debt at December 31, 1999.

                                                                 AMOUNT MATURING         WTD. AVG.
EXPECTED MATURITY DATE                                        (DOLLARS IN THOUSANDS)   INTEREST RATE
----------------------                                        ----------------------   -------------
2000........................................................        $  103,765              6.07%
2001........................................................            37,786             10.87%
2002........................................................                --                --
2003........................................................                --                --
2004........................................................                --                --
Thereafter..................................................           446,220              8.20%
                                                              ----------------------
Total at 1999...............................................        $  587,771              7.99%
Fair Value at 12/31/99......................................        $  384,524
Total at 1998...............................................        $1,041,635              9.42%
Fair Value at 12/31/98......................................        $  828,005

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS                                          LOCATION
--------------------                                          ---------
Consolidated Statements of Operations.......................  page 25
Consolidated Statements of Cash Flows.......................  page 26
Consolidated Balance Sheets.................................  page 27
Consolidated Statements of Changes in Shareholders'
  Equity....................................................  page 29
Notes to Consolidated Financial Statements..................  page 30
Report of Independent Public Accountants....................  page 43

AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        1998        1997
                                                            ---------   ---------   ---------
OPERATING REVENUES
  Service.................................................  $ 195,140   $ 123,640   $  32,307
  Equipment sales.........................................     30,361      31,514      23,645
                                                            ---------   ---------   ---------
  Total Operating Revenues................................    225,501     155,154      55,952
                                                            ---------   ---------   ---------
OPERATING EXPENSES
  System operations.......................................     78,303      69,066      30,655
  Marketing and selling...................................     89,755      79,704      45,974
  Customer service........................................     39,934      53,516      20,882
  Cost of equipment sold..................................     61,298      87,715      71,454
  General and administrative..............................     74,212      61,737      58,825
  Depreciation............................................     84,347      75,846      36,045
  Amortization of intangibles.............................      7,660       7,555       4,509
  Development costs.......................................         --          --       5,773
                                                            ---------   ---------   ---------
  Total Operating Expenses................................    435,509     435,139     274,117
                                                            ---------   ---------   ---------
OPERATING (LOSS)..........................................   (210,008)   (279,985)   (218,165)

OTHER INCOME (EXPENSE)
  Minority share of loss..................................     15,782      23,620          --
  Other (expense) income, net.............................     (5,205)      1,196         (21)
                                                            ---------   ---------   ---------
  Other Income (Expense)..................................     10,577      24,816         (21)
                                                            ---------   ---------   ---------
(LOSS) BEFORE INTEREST AND INCOME TAXES...................   (199,431)   (255,169)   (218,186)

INTEREST EXPENSE
  Interest expense-affiliate..............................     61,197      62,137      21,558
  Interest expense-other..................................     22,118      18,010       5,507
                                                            ---------   ---------   ---------
  Total Interest Expense..................................     83,315      80,147      27,065
                                                            ---------   ---------   ---------
(LOSS) BEFORE INCOME TAXES................................   (282,746)   (335,316)   (245,251)
Income tax (benefit) expense..............................   (113,400)      2,579       1,806
                                                            ---------   ---------   ---------
NET (LOSS)................................................  $(169,346)  $(337,895)  $(247,057)
                                                            =========   =========   =========
WEIGHTED AVERAGE COMMON AND SERIES A COMMON SHARES
  (000s)..................................................     75,734      71,723      71,512
(LOSS) PER COMMON AND SERIES A COMMON SHARE...............  $   (2.24)  $   (4.71)  $   (3.45)
                                                            =========   =========   =========

          The accompanying notes to consolidated financial statements are an integral part of these statements

AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        1998        1997
                                                            ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)..............................................  $(169,346)  $(337,895)  $(247,057)
  Add (Deduct) adjustments to reconcile net (loss) to net
    cash (used) by operating activities:
  Depreciation and amortization...........................     92,007      83,401      40,554
  Noncash interest expense................................     18,335      16,210       8,341
  Change in deferred taxes................................      1,415       2,579       1,806
  Investment losses.......................................        314         128       2,518
  Minority share of operating loss........................    (15,782)    (23,620)         --
  Loss on sale of property and equipment..................        489       3,242          --
  Change in accounts receivable-customer..................     (4,338)       (174)    (24,030)
  Change in inventory.....................................      3,042      14,571     (25,949)
  Change in accounts payable-affiliates...................        184        (121)        284
  Change in accounts payable-trade........................    (17,405)      6,680      30,606
  Change in accrued interest-affiliate....................     (4,786)      1,274       3,665
  Change in other assets and liabilities..................         31       4,924       2,399
                                                            ---------   ---------   ---------
                                                              (95,840)   (228,801)   (206,863)
                                                            ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under the Revolving Credit Agreement-TDS.....    242,582     301,709     448,234
  Repayments of borrowings under the Revolving Credit
    Agreement--TDS........................................   (334,739)   (200,000)         --
  Proceeds from minority investor.........................    230,000     200,000          --
  Other issuance of common stock..........................      9,214       1,002       1,699
                                                            ---------   ---------   ---------
                                                              147,057     302,711     449,933
                                                            ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment.....................    (34,248)    (74,580)   (274,709)
  Change in note receivable...............................         --          --       1,925
  Proceeds from sale of property and equipment............         75         711          --
  Change in temporary and other investments...............     (2,100)       (110)       (558)
                                                            ---------   ---------   ---------
                                                              (36,273)    (73,979)   (273,342)
                                                            ---------   ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......     14,944         (69)    (30,272)
CASH AND CASH EQUIVALENTS--
  Beginning of year.......................................      4,943       5,012      35,284
                                                            ---------   ---------   ---------
  End of year.............................................  $  19,887   $   4,943   $   5,012
                                                            =========   =========   =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
CURRENT ASSETS
  Cash and cash equivalents.................................  $  19,887   $   4,943
  Temporary investments.....................................         --          35
  Accounts receivable:
    Customers, less allowance of $3,767 and $5,875,
      respectively..........................................     28,542      24,204
    Roaming.................................................      3,079       2,252
    Other...................................................      1,951       1,348
  Inventory.................................................      8,336      11,378
  Prepaid rent..............................................      3,920       3,666
  Other.....................................................      1,347         898
                                                              ---------   ---------
                                                                 67,062      48,724
                                                              ---------   ---------
PROPERTY AND EQUIPMENT
  In service and under construction.........................    816,757     733,958
  Less accumulated depreciation.............................   (196,844)   (112,677)
                                                              ---------   ---------
                                                                619,913     621,281
                                                              ---------   ---------
INVESTMENTS
  Investment in PCS licenses, net of accumulated
    amortization of $19,597 and $12,044, respectively.......    281,934     289,488
  Other.....................................................      3,263       1,444
                                                              ---------   ---------
                                                                285,197     290,932
                                                              ---------   ---------
DEFERRED COSTS..............................................        204         410
                                                              ---------   ---------
TOTAL ASSETS................................................  $ 972,376   $ 961,347
                                                              =========   =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1999        1998
                                                              ----------   ---------
CURRENT LIABILITIES
  Accounts payable:
    Affiliates..............................................  $       --   $   6,727
    Trade...................................................      35,230      56,097
  Current portion of long-term debt.........................     103,765          --
  Accrued interest-affiliate................................         153       4,939
  Accrued compensation......................................       9,732       5,169
  Accrued taxes.............................................       7,419       7,015
  Other.....................................................       4,675       6,177
                                                              ----------   ---------
                                                                 160,974      86,124
                                                              ----------   ---------
REVOLVING CREDIT AGREEMENT-TDS..............................      37,786     549,943
                                                              ----------   ---------
LONG-TERM DEBT..............................................     250,846     278,010
                                                              ----------   ---------
DEFERRED TAX LIABILITY-NET..................................      17,772      16,357
                                                              ----------   ---------
MINORITY INTEREST...........................................      94,364       5,835
                                                              ----------   ---------
COMMON SHAREHOLDERS' EQUITY
  Common Shares, $1.00 par value; authorized 100,000,000
    shares; issued and outstanding 42,289,028 and
    31,788,982, respectively................................      42,289      31,789
  Series A Common Shares, $1.00 par value; authorized
    60,000,000 shares; issued and outstanding 52,924,151 and
    40,000,000, respectively................................      52,924      40,000
  Additional paid-in capital................................   1,115,592     584,114
  Retained deficit..........................................    (800,171)   (630,825)
                                                              ----------   ---------
                                                                 410,634      25,078
                                                              ----------   ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $  972,376   $ 961,347
                                                              ==========   =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                              1999        1998        1997
                                                           ----------   ---------   ---------
COMMON SHARES
  Balance at beginning of year...........................  $   31,789   $  31,611   $  31,359
  Add
    TDS debt replacement.................................       6,167          --          --
    Sonera-Aerial investment.............................       3,409          --          --
    Employee benefit plans...............................         924         178         252
                                                           ----------   ---------   ---------
  Balance at end of year.................................  $   42,289   $  31,789   $  31,611
                                                           ==========   =========   =========

SERIES A COMMON SHARES
  Balance at beginning of year...........................  $   40,000   $  40,000   $  40,000
    TDS debt replacement.................................      12,924          --          --
                                                           ----------   ---------   ---------
  Balance at end of year.................................  $   52,924   $  40,000   $  40,000
                                                           ==========   =========   =========

ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year...........................  $  584,114   $ 413,746   $ 412,299
  Add
    Gain on sale of subsidiary stock.....................      50,688     169,544          --
    TDS debt replacement.................................     400,909          --          --
    Sonera-Aerial investment.............................      71,591          --          --
    Employee benefit plans...............................       8,290         824       1,447
                                                           ----------   ---------   ---------
  Balance at the end of year.............................  $1,115,592   $ 584,114   $ 413,746
                                                           ==========   =========   =========

RETAINED DEFICIT
  Balance at beginning of year...........................  $ (630,825)  $(292,930)  $ (45,873)
  Net (Loss).............................................    (169,346)   (337,895)   (247,057)
                                                           ----------   ---------   ---------
  Balance at end of year.................................  $ (800,171)  $(630,825)  $(292,930)
                                                           ==========   =========   =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

1. VOICESTREAM MERGER

    On September 17, 1999, the VoiceStream and Aerial Communications, Inc. ("Aerial" or the "Company") Boards of Directors approved a definitive Agreement and Plan of Reorganization to merge the two companies. The merger is expected to close in the second quarter of 2000. Pursuant to the Agreement and Plan of Reorganization, VoiceStream will exchange 0.455 shares of VoiceStream common stock for each of the Company's Common and Series A Common Shares, subject to adjustment under certain circumstances.

    Aerial public shareholders will have the right to elect to receive $18 in cash in lieu of shares of VoiceStream. Sonera will convert its shares in Aerial Operating Company, Inc. ("AOC"), an 81.0%-owned subsidiary of Aerial, into shares of Aerial (at a conversion ratio of 6.72919) immediately prior to the merger becoming effective. The parties anticipate that the merger will be tax-free to Aerial shareholders that elect to receive VoiceStream stock. This merger has received shareholder approval by both Aerial and VoiceStream. Although all filing and time requirements under the antitrust laws have been satisfied, the merger of Aerial and VoiceStream is subject to Federal Communications Communication ("FCC") approval. In the event the merger with VoiceStream does not take place, under certain circumstances, Aerial would be required to pay VoiceStream a $40 million termination fee which would be charged to "other income (expense)" on the consolidated statement of operations. If Aerial does not have sufficient funds at such time to pay the termination fee, TDS will allow Aerial to finance the termination fee through an increase in the Revolving Credit Agreement. The following is a discussion of significant transactions executed in anticipation of but not contingent upon the merger with VoiceStream, except as indicated below.

    TDS Debt Replacement

    On September 17, 1999, TDS, the Company, AOC and VoiceStream entered into a Debt/Equity Replacement Agreement (the "TDS Debt Replacement Agreement"). In accordance with the TDS Debt Replacement Agreement, on November 1, 1999, TDS assigned to Aerial as a contribution to capital $420 million of debt owed by AOC to TDS under the TDS Revolving Credit Agreement in exchange for an aggregate
19.1 million shares of Aerial common stock, at a purchase price of $22.00 per share. On September 17, 1999, the date of the TDS Debt Replacement Agreement, the closing price of Aerial Common Shares was $20.00 per share. The shares of Aerial common stock consisted of 6.2 million Aerial Common Shares and
12.9 million Aerial Series A Common Shares. Thereafter, on November 1,1999, Aerial assigned to AOC as a contribution to capital the $420 million of debt received from TDS, as well as $75 million received by Aerial from Sonera (see "Sonera-Aerial Investment" below) in exchange for an aggregate of 3.3 million common shares of AOC. As a result of the transactions under the TDS Debt Replacement Agreement, $420 million of debt previously owed by AOC to TDS was extinguished and the Maximum Amount under the Revolving Credit Agreement was reduced from $775 million to $355 million. In addition, the interest rate under the Revolving Credit Agreement was decreased to prime rate plus 2.35% and the guarantee by Aerial of AOC's obligations thereunder was terminated.

    Under certain circumstances, TDS is required to loan funds to AOC after the merger close up to a maximum of $315 million. In such event, effective at the merger closing, TDS and AOC will amend the TDS Revolving Credit Agreement by entering into an Amended and Restated Credit Agreement (the "Amended Agreement"). Any amounts borrowed under the Amended Agreement will become due in full one year after the effective date of the Amended Agreement. The interest rate under the Amended Agreement will be LIBOR plus 3.5% and the obligations of the Company under the Amended Agreement will be secured by substantially all the Company's assets. See Note 6--Revolving Credit Agreement for further discussion of the Revolving Credit Agreement.

    On September 21, 1999, a putative class action complaint was filed on behalf of Aerial stockholders. The complaint names as defendants Aerial, TDS, certain directors of Aerial and TDS, and VoiceStream in connection with the transactions contemplated by the Agreement and Plan of Reorganization and the related agreements, particularly the TDS Debt Replacement Agreement. The complaint alleges a breach of fiduciary duties by the defendants, including in connection with the exchange of $420 million of debt owed by Aerial to TDS for Aerial common stock at $22.00 per share. The complaint alleges that this action benefits TDS at the expense of Aerial's public stockholders and seeks to have the transactions contemplated by the Agreement and Plan of Reorganization enjoined or, if they are consummated, to have them rescinded and to recover unspecified damages, fees and expenses. The defendants believe that this lawsuit is without merit and intend to vigorously defend against this lawsuit.

    Sonera-Aerial Investment

    On September 17, 1999, TDS, Aerial, AOC, VoiceStream, Sonera Corporation ("Sonera", formerly known as Sonera Ltd.) and Sonera Corporation U.S. ("Sonera U.S.") entered into a Settlement Agreement and Release providing for the Sonera-Aerial Investment. In accordance with the Sonera-Aerial Investment, on November 1, 1999, Sonera invested an aggregate of $230 million in Aerial and AOC at an equivalent purchase price of $22.00 per share of Aerial common stock. Aerial issued 3.4 million Aerial Common Shares to Sonera in consideration for $75 million, and AOC issued 1.0 million shares of AOC common stock to Sonera in consideration for $155 million. The funds invested by Sonera were used to repay outstanding debt under the TDS Revolving Credit Agreement and are available to be drawn down by AOC under the TDS Revolving Credit Agreement between November 1, 1999, and the closing of the merger. Additionally, Sonera surrendered 317,108 shares of AOC stock on November 1, 1999, without releasing its claims with respect thereto, and will surrender an additional 317,108 shares at the closing of the merger. At the merger closing, TDS, Aerial, AOC and VoiceStream, on the one hand, and Sonera and Sonera U.S., on the other hand, will release each other from all claims relating to actions occurring through September 17, 1999, including all claims by Sonera to the 634,216 disputed shares, and, subject to certain exceptions, will extend such release through the date of the merger closing. See Note 4--Minority Interest for further discussion of Sonera's concern's regarding the disputed AOC shares.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) NATURE OF OPERATIONS

    Aerial is an 82.1%-owned subsidiary of TDS. The Company was incorporated in Delaware on July 23, 1991, as American Portable Telecommunications, Inc. and changed its name to American Portable Telecom, Inc. ("APTI") effective
January 18, 1996. On November 12, 1996, the Company changed its name to Aerial Communications, Inc.

    The Company was formed to acquire Personal Communications Services ("PCS") licenses, construct PCS networks in its Major Trading Areas ("MTAs") and offer wireless PCS communications services in these areas. The Company acquired its licenses in the FCC broadband Block A and Block B PCS auction (the "PCS auction") which concluded in March 1995. The Company acquired licenses in the Columbus (Ohio), Houston (Texas), Kansas City (Missouri), Minneapolis (Minnesota), Pittsburgh (Pennsylvania), and Tampa-St. Petersburg-Orlando (Florida) MTAs covering approximately 27.9 million population equivalents ("POPs"). As of December 31, 1999, the Company had approximately 422,900 customers.

    (B) DEVELOPMENT STAGE ENTERPRISE

    Effective with the second quarter of 1997, the Company ceased to be a development stage enterprise and presents its results of operations, cash flows and financial position in a manner similar to other operating enterprises within the industry.

    (C) PRINCIPLES OF CONSOLIDATION

    The accounting policies of the Company and its subsidiaries conform to generally accepted accounting principles. The consolidated financial statements include the accounts of Aerial Communications, Inc. and its 81.0%-owned subsidiary, AOC. The MTAs are wholly owned subsidiaries of AOC. All material intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain amounts reported in prior years have been reclassified to conform to the current year presentation.

    (D) REVENUE RECOGNITION AND INVENTORY

    Revenues from operations consist of charges to customers for monthly access, airtime, value-added services, outcollect roaming and long-distance charges. Revenues are recognized as the services are rendered. Unbilled revenues, resulting from PCS services provided from the billing cycle date to the end of each month, are estimated and recorded.

    Revenues from operations also consist of phone and accessory sales to retailers, independent agents and end user customers. Revenues from such sales are recognized upon the shipment of goods to retailers and independent agents or upon sale through direct distribution channels to end user customers.

    Phone inventory is stated at current replacement cost.

    (E) ADVERTISING COSTS

    The Company expenses advertising costs as incurred. Advertising costs totaled $26.6 million, $25.8 million and $21.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

    (F) PENSION PLAN

    Effective July 1, 1995, the Company began providing pension benefits for its employees under a qualified, noncontributory, defined contribution pension plan. Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently. Pension costs were $1.9 million, $0.6 million and $0.3 million in 1999, 1998 and 1997, respectively. Effective January 1, 2000, the pension plan was terminated in anticipation of the merger with VoiceStream and all unvested account balances became fully vested.

    (G) CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consists of cash on hand and those short-term, highly-liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value due to its short-term nature.

    (H) PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost. Depreciation is provided based on the straight-line method over the estimated useful lives of the respective assets, generally ten years for network assets and five years for information system assets and office equipment. Leasehold improvements are amortized over ten years or the lease term, whichever is shorter.

    Property and equipment (including work in process) consists of:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Cell sites and equipment....................................  $ 543,315    $ 484,638
Switching equipment.........................................    122,416      114,470
Information systems.........................................    117,767      108,279
Office equipment............................................     22,383       18,247
Leasehold improvements and other............................     10,876        8,324
                                                              ---------    ---------
                                                                816,757      733,958
Accumulated depreciation....................................   (196,844)    (112,677)
                                                              ---------    ---------
  Property and equipment-net................................  $ 619,913    $ 621,281
                                                              =========    =========

    Gains and losses on the disposition of property and equipment are included in operating expenses.

    (I) WORK IN PROCESS

    Work in process includes expenditures for the design, construction and testing of the Company's PCS networks as well as the cost to relocate dedicated private microwave links currently operating in the Company's spectrum in its MTAs. Work in process also includes the costs associated with developing information systems. The Company capitalizes interest on such expenditures where appropriate. When the assets are placed in service, the Company transfers the assets to the appropriate property and equipment category.

    (J) INVESTMENT IN PCS LICENSES

    Investment in PCS licenses is recorded at historical cost, which includes the purchase price of the licenses acquired by the Company in the PCS auction plus capitalized interest of $16.6 million. The Company began amortizing the licenses straight-line over 40 years upon commencement of service in each respective MTA. Accumulated amortization on the licenses at December 31, 1999 and 1998, totaled $19.6 million and $12.0 million, respectively.

    (K) (LOSS) PER COMMON AND SERIES A COMMON SHARE

    (Loss) per Common and Series A Common Share was computed based on the weighted average of Common and Series A Common Shares outstanding during the period. In 1999, 1998 and 1997, respectively, 0.8 million, 1.7 million and
1.4 million stock options were not included in computing diluted (loss) per Common and Series A Common Share because their effects were antidilutive.

    (L) SUPPLEMENTAL CASH FLOW DISCLOSURES

    The following summarizes interest paid and certain noncash transactions.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Interest paid to non-affiliates.............................    3,786      1,911        428
Interest and guarantee fees paid to TDS.....................   61,044     57,219     24,297

    In 1999, $420 million of borrowings under the Revolving Credit Agreement were extinguished by TDS in exchange for Aerial common stock. Also in 1999, $58.3 million in additions to property and equipment (amounts in service and work in process, collectively) were financed through an increase in long-term debt. In 1998, $71.5 million in additions to property and equipment were financed through long-term debt and accounts payable-affiliate. In 1997, $113.0 million in additions to property and equipment were financed through a combination of long-term debt, accounts payable-trade, microwave relocation costs payable and prepaid network infrastructure costs.

    In 1999, the Company incurred interest charges totaling $83.3 million. In 1999, the interest charges were comprised of $52.0 million paid to TDS relating to the Revolving Credit Agreement (See Note 6--Revolving Credit Agreement), $8.9 million paid to TDS for guarantee fees on the Series A and Series B Zero Coupon Notes and obligations under the Nokia 1998 Credit Agreement (See
Note 5--Long-Term Debt), $3.5 million paid to Nokia for interest charges relating to the 1998 Credit Agreement, $18.3 million in accrued interest on the Series A and Series B Zero Coupon Notes and $0.6 million in other interest charges. All interest charges incurred were expensed in 1999.

    In 1998, the Company incurred interest charges totaling $80.2 million. In 1998, the interest charges were comprised of $55.4 million paid to TDS relating to the Revolving Credit Agreement, $6.7 million paid to TDS for guarantee fees on the Series A and Series B Zero Coupon Notes and obligations under the Nokia 1998 and 1996 Credit Agreements, $1.0 million paid to Nokia for interest charges relating to the 1998 Credit Agreement, $16.2 million in accrued interest on the Series A and Series B Zero Coupon Notes and $0.9 million in other interest charges. Of these amounts, the Company capitalized $0.1 million relating to its work in process expenditures. The remaining $80.1 million was charged to expense.

    In 1997, the Company incurred interest charges totaling $33.1 million. In 1997, the interest charges were comprised of $21.0 million paid to TDS relating to the Revolving Credit Agreement, $3.3 million paid to TDS for guarantee fees on the Series A Zero Coupon Notes and obligations under the Nokia 1996 Credit Agreement, $0.4 million paid to Nokia for interest charges relating to the 1996 Credit Agreement, $8.3 million in accrued interest on the Series A Zero Coupon Notes and $0.1 million in other interest charges. Of these amounts, the Company capitalized $6.0 million relating to its work in process expenditures. The remaining $27.1 million was charged to expense.

    (M) NEW ACCOUNTING PRONOUNCEMENTS

    Securities and Exchange Commission Staff Accounting Bulletin ("SAB")
No. 101, "Revenue Recognition", is effective beginning in the first quarter of 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Management believes this bulletin will not have a material effect on results of operations and financial position of the Company.

3. INCOME TAXES

    The Company is included in a consolidated federal income tax return with other members of the TDS consolidated group. The Company and TDS are parties to a Tax Allocation Agreement (the "Agreement"). The Agreement provides that the Company and its subsidiaries be included with the TDS affiliated group in a consolidated federal income tax return and in state income or franchise tax returns in certain situations. For financial reporting purposes, the Company computes its federal income taxes as if it were filing a separate return as its own affiliated group and was not included in the TDS group.

    TDS and the Company are also parties to a March 12, 1999, tax settlement agreement which resulted in a payment of $114.5 million from TDS to Aerial. The $114.5 million received by Aerial covered the estimated tax losses incurred by the Company and used by TDS in consolidated income tax returns for the period commencing from January 1, 1996 through August 31, 1999. The tax settlement agreement requires a settlement of amounts to cover tax losses incurred by Aerial and used by TDS through December 31, 1999. In the first quarter of 1999, the Company determined that it was appropriate to recognize the $114.5 million payment in current income tax expense as part of a reduction in its deferred tax asset valuation allowance.

    The Company records all deferred tax liabilities or assets for the deferred tax consequences of all temporary differences. Income tax provisions are summarized below:

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Federal income tax (benefit) provision:
  Current...................................................  $(104,956)   $   --     $   --
  Deferred..................................................      1,104     2,078      1,561
State income tax (benefit) provision:
  Current...................................................     (9,859)       --         --
  Deferred..................................................        311       501        245
                                                              ---------    ------     ------
Income tax (benefit) expense................................  $(113,400)   $2,579     $1,806
                                                              =========    ======     ======

    The temporary differences which gave rise to significant portions of the net deferred tax liability were as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Deferred tax asset:
  Net operating loss carryforwards..........................   $175,009     $357,460
  Less: valuation allowance.................................    (66,012)    (277,782)
                                                               --------     --------
Total deferred tax asset....................................   $108,997     $ 79,678
                                                               ========     ========
Deferred tax liability:
  Property and equipment....................................   $ 54,732     $ 39,364
  Licenses..................................................     28,795       24,060
  Partnership investment....................................     19,859       13,967
  Minority share of loss....................................     16,903        9,934
  Deferred charges-interest.................................      3,430        5,273
  Other.....................................................      3,050        3,437
                                                               --------     --------
Total deferred tax liability................................   $126,769     $ 96,035
                                                               ========     ========
Net deferred tax liability..................................   $ 17,772     $ 16,357
                                                               ========     ========

    The Company records a deferred tax asset associated with net operating loss carryforwards and then assesses the need for any valuation allowance associated with those carryforwards. At December 31, 1999, the federal net operating loss carryforward available to offset future taxable income is $350.0 million (generating a $122.5 million deferred tax asset) and expires between 2012 and 2019. The amount of state net operating loss carryforward available to offset future taxable income, primarily of the individual MTAs which generated the loss, is $761.2 million (generating a $52.5 million deferred tax asset) and expires between 2000 and 2019.

    A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. During 1999, the valuation allowance decreased $211.8 million primarily due to the tax settlement described above.

    The statutory federal income tax rate is reconciled to the Company's effective income tax rate below:

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1999          1998          1997
                                                              --------      --------      --------
Statutory federal income tax rate...........................    35.0%         35.0%         35.0%
State income taxes, net of federal benefit..................     3.2          (0.1)         (0.1)
Effects of valuation allowance on deferred tax asset........    (0.2)        (35.7)        (35.6)
                                                               -----         -----         -----
Effective income tax rate...................................    38.0%         (0.8)%        (0.7)%
                                                               =====         =====         =====

4. MINORITY INTEREST

    On September 8, 1998, pursuant to the terms of a Purchase Agreement dated June 1, 1998 ("Purchase Agreement"), Sonera made a $200 million investment in AOC, a then wholly-owned subsidiary of the Company. Sonera purchased approximately 2.4 million shares of common stock of AOC at a price of approximately $83 per share representing a 19.4% equity interest in AOC. Sonera has the right, subject to adjustment under certain circumstances, to exchange each share of AOC common stock that it owns for 6.72919 Common Shares of Aerial. Upon the exchange of all of the above AOC shares, Sonera would have owned (prior to its additional investment in the Company, as described below) an 18.4% equity interest in Aerial, reflecting a purchase price equivalent of $12.33 per Common Share of Aerial (the "Equivalent Purchase Price"). The sale of the AOC common stock was recorded at a fair market value, which was more than the Company's book value investment in AOC. The Company adjusted its book value investment in AOC as a result of this sale and increased additional paid-in capital
$169.5 million in 1998.

    Following the announcement by TDS in December 1998 that it intended to distribute to its shareholders all of the capital stock of Aerial that it owns, and that Aerial would seek additional financing from sources other than TDS in connection therewith, Sonera contacted TDS to express certain concerns. Sonera asserted, among other things, that Aerial and TDS misrepresented and failed to disclose certain material facts to Sonera, thereby inducing Sonera to pay an excessive price for the AOC common stock. Sonera requested the renegotiation of certain matters related to Sonera's investment in AOC, including an adjustment in the Equivalent Purchase Price, and raised the possibility of litigation in connection therewith.

    Under the Purchase Agreement, the number of AOC shares purchased by Sonera is subject to reduction if the average price of Aerial's Common Shares exceeds certain threshold prices during the first three years after Sonera's investment. During the second quarter and on July 7, 1999, the average price of Aerial's Common Shares exceeded all of the threshold prices set forth in the Purchase Agreement. Accordingly, Aerial requested Sonera to surrender for cancellation an aggregate of 634,216 shares of AOC common stock. Sonera refused to surrender any AOC shares and, in connection with its allegations, as discussed above, objected to the application of the share reduction provisions in the Purchase Agreement.

    In connection with an Agreement and Plan of Reorganization, Sonera, TDS, Aerial and AOC executed a Settlement Agreement and Release as of September 17, 1999. Under the Settlement Agreement and Release, Sonera surrendered for cancellation 317,108 AOC shares, representing one-half of the 634,216 disputed shares, on November 1, 1999, without releasing its claims with respect to such surrendered shares, in connection with the closing of transactions under the TDS Debt Replacement Agreement. Upon satisfaction of all of the conditions to the closing of the transactions contemplated by the Agreement and Plan of Reorganization, the remaining 317,108 AOC shares will be surrendered for cancellation immediately prior to the closing of such transactions. At this closing, each of Sonera and Sonera U.S., on the one hand, and TDS, Aerial, AOC, VoiceStream, on the other hand, will release each other from all claims relating to actions occurring through the date of the Settlement Agreement and Release, including all claims by Sonera to all of the disputed shares and, subject to certain exceptions, will extend such release to actions occurring through the date of such closing. Also at that closing, the Purchase Agreement and the other agreements entered into in connection with Sonera's original investment in AOC will be terminated.

    On November 1, 1999, pursuant to the terms of the Sonera-Aerial Investment dated September 17, 1999, Sonera made a $155 million investment in AOC. Sonera purchased approximately 1.0 million shares of AOC. After completing all of the foregoing transactions, including the November 1, 1999 cancellation of 317,108 AOC shares, Sonera's equity ownership in AOC was approximately 19.0%. The sale of the AOC common stock was recorded at a fair market value, which was more than the Company's book value investment in AOC. The Company adjusted its book value investment in AOC as a result of this sale and increased additional paid-in capital $50.7 million in 1999.

    In 1999, minority share of loss of $15.8 million represents Sonera's share of AOC's consolidated net loss for the year. In 1998, minority share of loss of $23.6 million represents Sonera's share of AOC's consolidated net loss from September 8, 1998 (the closing date) to December 31, 1998.

5. LONG-TERM DEBT

    Nokia Telecommunications Inc. ("Nokia") agreed to provide the Company with up to $200 million in financing for digital radio channel and switching infrastructure equipment through a Credit Agreement with the Company dated
June 19, 1996 ("1996 Credit Agreement"). In accordance with the provisions of the 1996 Credit Agreement, the Company issued, in tranches, 10-year unsecured zero coupon promissory notes, the proceeds of which were paid to Nokia in satisfaction of borrowings by the Company under the 1996 Credit Agreement. On November 4, 1996, the Company issued $226.2 million in aggregate principal amount at maturity of Series A Zero Coupon Notes ("Series A Notes") due in 2006. The per annum yield to maturity on the Series A Notes is 8.34% (computed on a semi-annual bond equivalent basis) and the effective rate is 8.09%. On
February 5, 1998, the Company issued $220.0 million in aggregate principal amount at maturity of Series B Zero Coupon Notes ("Series B Notes") due in 2008 (representing the final issuance of zero coupon notes under the 1996 Credit Agreement). The per annum yield to maturity on the Series B Notes is 8.05% (computed on a semi-annual bond equivalent basis) and the effective rate is 7.61%. The aggregate issue price of the Series A and Series B Zero Coupon Notes was $200 million. The proceeds were paid to Nokia in satisfaction of all then outstanding and future obligations of the Company up to $200 million under the 1996 Credit Agreement.

    On June 30, 1998, the Company and Nokia entered into an agreement ("1998 Credit Agreement") in which Nokia will provide financing to the Company for the purchase of network infrastructure equipment and services from Nokia. Loans under the 1998 Credit Agreement are to be made available in two tranches. With respect to Tranche A, the Company borrowed $68.5 million. The per annum interest rate on the Tranche A loans is equal to the 30-day LIBOR plus 0.35%. A second tranche of $75 million ("Tranche B") became available commencing on June 30, 1999. The per annum interest rate on the Tranche B loans is equal to the 30-day LIBOR plus 0.25%. The maturity date of both the Tranche A and Tranche B loans is June 30, 2000. Interest under the 1998 Credit Agreement is payable monthly. As of December 31, 1999, the Company had $39.7 million available for borrowing under the 1998 Credit Agreement.

    The Series A and Series B Notes are unsecured obligations of the Company and rank in the same priority with all other unsecured and unsubordinated indebtedness of the Company. The Series A and Series B Notes and obligations of the Company under the 1998 Credit Agreement are fully and unconditionally guaranteed by TDS at an annual fee rate of 3%. Guarantee fees owed TDS are payable semiannually. The Series A and Series B Notes are subject to optional redemption by the Company after five years from the date of issuance at redemption prices which reflect the original issue discount accreted since issuance. As part of the VoiceStream merger, VoiceStream is required to repurchase, repay and/or amend the Series A Notes and Series B Notes. In any event, VoiceStream is required to cause TDS to be released from its guarantees and all liabilities thereunder. At the merger closing, VoiceStream is required to repay all obligations under or amend the Nokia 1998 Credit Agreement to permit the merger to occur. In either case, VoiceStream is required to cause TDS to be released from its guaranties and all liabilities thereunder.

    At December 31, 1999, the $103.8 million of current portion of long-term debt represented borrowings under the 1998 Credit Agreement. The $250.8 million of long-term debt represented the Series A and Series B Zero Coupon Notes, including accreted interest. Of the $278.0 million in long-term debt at December 31, 1998, $45.5 million represented borrowings under the 1998 Credit Agreement, with the balance representing the Series A and Series B Zero Coupon Notes, including accreted interest.

    The $131.1 million carrying value of the Company's Series A Notes is greater than its fair value, estimated to be $130.3 million. The $119.7 million carrying value of the Company's Series B Notes is greater than its fair value, estimated to be $112.7 million. The fair values were estimated using discounted cash flow analyses. The $103.8 million carrying value of the Company's obligations under the 1998 Credit Agreement approximates the fair value of the obligations, as the 1998 Credit Agreement is variable rate debt based on the 30-day LIBOR.

6. REVOLVING CREDIT AGREEMENT

    Under the TDS Revolving Credit Agreement, as amended, AOC may borrow up to a maximum amount (the "Maximum Amount"), less the amount of certain financing obtained by AOC or Aerial, including the amount of any borrowings under the Nokia 1998 Credit Agreement. As of December 31, 1999, the Maximum Amount available under the TDS Revolving Credit Agreement was $355 million and the amount available for borrowing by AOC was approximately $213.4 million. The interest rate under the Revolving Credit Agreement is equal to the prime rate plus 2.35%. Interest on the balance due under the Revolving Credit Agreement is payable quarterly and no principal is payable until maturity. See also
Note 1--VoiceStream Merger for a further discussion of the TDS Revolving Credit Agreement.

    In March, 2000, the TDS and Aerial Boards of Directors approved an amendment to the Revolving Credit Agreement which increased the Maximum Amount on a scheduled basis from $355 million to $460 million as of December 1, 2000 (provided that the net amount available for borrowing from TDS shall not exceed $315 million), and changed the maturity date from April 2, 2000, to the earlier of December 17, 2000, or the date of the merger closing with VoiceStream.

    The $37.8 million carrying value of the Company's borrowings under the Revolving Credit Agreement approximates the fair value of the borrowings, as the Revolving Credit Agreement is variable rate debt with the interest rate based on the prime lending rate.

7. RELATED PARTY TRANSACTIONS

    The Company is billed for all services it receives from TDS and its subsidiaries, consisting primarily of information processing and general management services. Such billings are based on expenses specifically identified to the Company and on allocations of common expenses. Such allocations are based on the relationship of the Company's assets, employees, investment in property and equipment and expenses to the total assets, employees, investment in property and equipment and expenses of TDS. Management believes the method used to allocate common expenses is reasonable and that all expenses and costs applicable to the Company are reflected in the accompanying financial statements on a basis which is representative of what they would have been if the Company operated on a stand-alone basis. Billings to the Company from TDS totaled
$10.2 million, $8.6 million and $3.9 million during 1999, 1998 and 1997, respectively.

    In 1998, TDS developed a new payroll system for all of its subsidiaries, including the Company. Also in 1998, the Company and TDS developed a new phone and accessory inventory system for Aerial and its subsidiaries. The Company recorded approximately $6.1 million related to these systems in property and equipment.

    Upon to the completion of the merger with VoiceStream, the intercompany agreements between TDS and Aerial will be terminated.

8. COMMITMENTS

    The costs of development, construction and post-launch activities of the Company require substantial capital. From inception through December 31, 1999, the Company had expended approximately

$304.4 million for its six licenses, including capitalized interest, approximately $822.7 million for all other capital expenditures and incurred cumulative net losses of $800.2 million. The Company expects to incur significant operating losses and to generate negative cash flow from operating activities during 2000 as it continues to build its PCS customer base. Through the expected second quarter 2000 merger close with VoiceStream, the Company estimates that its aggregate capital requirements will total approximately $60-$90 million, with $30-$50 million needed for capital additions and $30-$40 million needed to fund operations.

    At December 31, 1999, the Company had orders totaling approximately
$2.7 million with Nokia for infrastructure equipment. Also at December 31, 1999, the Company had orders totaling approximately $13.0 million with various vendors for phones and accessories.

    The Company and its subsidiaries have leases for certain office facilities, warehouses, retail store locations and cell sites which are classified as operating leases. For the years ended December 31, 1999, 1998 and 1997, rent expense for non-cancelable operating leases was $23.2 million, $21.5 million and $10.3 million, respectively, and for cancelable leases $0.2 million, $0.3 million and $1.1 million, respectively. At December 31, 1999, the aggregate minimum rental commitments under non-cancelable operating leases for the years 2000 through 2004 and 2005 and thereafter, are approximately $21.5 million, $19.7 million, $12.8 million, $7.0 million, $5.3 million and $10.0 million, respectively.

9. COMMON STOCK

    See Note 1--VoiceStream Merger for a discussion of additional Common Shares issued to TDS and Sonera.

    TAX-DEFERRED SAVINGS PLAN

    Effective July 1, 1995, the Company adopted the TDS Tax-Deferred Savings Plan (the "TDS Savings Plan"), a qualified profit-sharing plan pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. As amended on
August 15, 1996, participating employees had, prior to January 1, 2000, the option of investing their contributions in Aerial Common Shares, TDS Common Shares, United States Cellular Corporation (a subsidiary of TDS) Common Shares or five non-affiliated funds. The Company has reserved 600,000 Common Shares for issuance under the TDS Savings Plan. Employer matching contributions are made in Aerial Common Shares. Aerial issued 105,498, 73,815 and 184,533 Common Shares in 1999, 1998 and 1997, respectively, in connection with the TDS Savings Plan.

    In connection with the Company's anticipated merger with VoiceStream, TDS and the Company entered into an agreement providing that, among other things, the Company would establish is own Tax-Deferred Savings Plan and would cease to participate in the TDS Savings Plan. Effective January 1, 2000, the Company ended its participation in the TDS Savings Plan. The Company's operating subsidiary, AOC, adopted the Aerial Operating Company, Inc., Tax Deferred Savings Plan (the "Aerial Plan"). All interests in the TDS Savings Plan held by eligible employees of the Company as of January 1, 2000 were transferred from the TDS Savings Plan to the Aerial Plan. Under the Aerial Plan participating employees have the option of investing their contributions in Aerial Common Shares or five non-affiliated funds.

    STOCK-BASED COMPENSATION PLANS

    The Company accounts for stock options and its employee stock purchase plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). No compensation costs have been recognized for the employee stock purchase plan. Some options granted had exercise prices that were less than the quoted market price of the Company's stock on the date they were granted. In accordance with APB 25, compensation expense of $127,000, $20,000 and $26,000 was recorded related to these options in 1999, 1998 and 1997, respectively.

    Had compensation expense for all plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net (loss) and
(loss) per share would have been increased to the following pro forma amounts:

                                                              1999        1998        1997
                                                            ---------   ---------   ---------
                                                              (DOLLARS IN THOUSANDS EXCEPT
                                                                   PER SHARE AMOUNTS)
Net (loss)
  As reported.............................................  $(169,346)  $(337,895)  $(247,057)
  Pro forma...............................................  $(171,120)  $(340,382)  $(250,957)
Basic and diluted (loss) per share
  As reported.............................................  $   (2.24)  $   (4.71)  $   (3.45)
  Pro forma...............................................  $   (2.26)  $   (4.75)  $   (3.51)

    A summary of the status of the Company's stock option plan at December 31, 1999, 1998 and 1997, and changes during the years then ended is presented in the table and narrative below:

                                                         WEIGHTED
                                             NUMBER OF    OPTION      AVERAGE         REMAINING
                                              SHARES      PRICES    FAIR VALUES   CONTRACTUAL LIFE
                                             ---------   --------   -----------   -----------------
Outstanding January 1, 1997................    310,305    $17.00                  9.33 Years
Granted....................................  1,137,435    $ 9.46       $4.42
Exercised..................................     (2,553)   $ 4.94
Forfeited..................................    (56,450)   $14.44
                                             ---------
Outstanding December 31, 1997 (633,030
  exercisable from $4.94 to $17.00)........  1,388,737    $10.95                  8.51 Years
Granted....................................    678,861    $ 5.85       $3.46
Exercised..................................    (30,873)   $ 4.94
Forfeited..................................   (316,764)   $10.45
                                             ---------
Outstanding December 31, 1998 (1,019,192
  exercisable from $3.71 to $17.00)........  1,719,961    $ 9.13                  7.69 Years
Granted....................................    337,519    $ 7.60       $3.62
Exercised..................................   (915,858)   $ 8.18
Forfeited..................................   (362,684)   $ 9.99
                                             ---------
Outstanding December 31, 1999
  (447,914 exercisable from $3.69 to
  $17.00)..................................    778,938    $ 9.05                  0.25 Years

    EMPLOYEE STOCK OPTIONS

    Effective April 25, 1996, the Company began providing long-term incentive benefits for its senior managers by adopting the Aerial Communications, Inc. Long-Term Incentive Plan (the "Stock Option Plan"). The Company has reserved
3 million Common Shares for option grants. Aerial employees were issued 814,894 Common Shares in 1999, 6,450 Common Shares in 1998 and 767 Common Shares in 1997 in connection with the Stock Option Plan. The options are exercisable over a specified period not in excess of ten years from the date they are granted. Most options expire ten years after the grant date, or 30 days after the date of the employee's termination of employment, if earlier. All options became vested with the February 24, 2000, Aerial shareholder approval of the merger with VoiceStream. Unexercised options to purchase shares of Aerial common stock will be converted into options to acquire shares of VoiceStream common stock at an exchange ratio of 0.455 upon the Company's merger with VoiceStream. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk free interest rates of 5.06%, 5.20% and 6.59%; dividend yield of 0%; expected lives of 2.5 years,
8.8 years and 9.4 years; and volatility of 66.63%, 58.17% and 51.32%.

    RESTRICTED STOCK UNITS

    Effective February 1, 1999 the Company adopted the Aerial
Communications, Inc. Retention Restricted Stock Unit Plan (the "Plan"). The Plan provides for the grant of stock unit awards. Each stock unit is a right to receive one Aerial Common Share or the fair market value in cash as of the date the stock unit vests. A total of 456,000 Common Shares were initially made available under the Plan. As of December 31, 1999, there were 431,000 stock units outstanding. On February 1, 2000, 40 percent of the outstanding stock units vested and the Company issued 172,400 Common Shares. All remaining stock units became vested with the February 24, 2000, Aerial shareholder approval of the merger with VoiceStream. In 1999 the Company recognized $1.9 million in compensation expense related to the Plan.

    EMPLOYEE STOCK PURCHASE PLAN

    The Company adopted the 1996 APTI Employee Stock Purchase Plan (the "Stock Purchase Plan") effective October 1, 1996. The Company has reserved 200,000 Common Shares for sale to the employees of the Company and its subsidiaries in connection with the Stock Purchase Plan. Shares can be purchased twice a year and the price per share is 85% of the stock's closing price on designated purchase dates. The last purchase date under the Stock Purchase Plan was September 30, 1998. Aerial employees were issued 93,996 Common Shares in 1998 and 59,822 Common Shares in 1997 in connection with the Stock Purchase Plan. The fair value of the employees' purchase rights was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997, respectively: risk free interest rate of 4.99% and 6.21%; dividend yield 0%; expected life of 1.8 and 0.8 years; and volatility of 51.59% and 51.18%. The weighted average fair value of the employees purchase rights were $1.94 in 1998 and $2.08 in 1997.

    NON-EMPLOYEE DIRECTOR COMPENSATION

    In April 1997, the Company established the Compensation Plan For Non-Employee Directors (the "Compensation Plan"). Under the Compensation Plan, the Company's independent directors are to be paid an annual fee of $20,000 that is payable half in cash and half in Company stock. The number of Common Shares to be delivered to each independent director is based upon the average market value of the Company's stock for a certain period prior to the date of the Annual Shareholder's Meeting. The Company has reserved 20,000 Common Shares for issuance to the Company's independent directors under the Compensation Plan. The Company issued 3,825, 4,116 and 6,003 shares to non-employee directors under this plan in 1999, 1998 and 1997, respectively.

    SERIES A COMMON SHARES

    Series A Common Shares are convertible on a share-for-share basis into Common Shares and are entitled to 15 votes per share. No Series A Common Shares were converted during 1999, 1998 or 1997. As of December 31, 1999, all of the Company's outstanding Series A Common Shares were held by TDS. See
Note 1--VoiceStream Merger for a discussion of additional Series A Common Shares issued to TDS under the TDS Debt Replacement Agreement.

10. CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                      QUARTER ENDED
                                                    --------------------------------------------------
                                                    MARCH 31      JUNE 30       SEPT. 30      DEC. 31
                                                    --------      --------      --------      --------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
Operating Revenues................................  $ 50,541      $ 54,785      $ 56,777      $ 63,398
Operating (Loss)..................................   (49,834)      (47,347)      (48,634)      (64,193)
Net Income (Loss).................................    33,377       (56,002)      (76,181)      (70,540)
Weighted Average Common and Series A
Common Shares (000)...............................    71,804        71,916        71,928        87,161
Income (Loss) per Common and Series A
  Common Share....................................  $   0.46      $  (0.78)     $  (1.06)     $  (0.81)
1998
Operating Revenues................................  $ 30,746      $ 36,688      $ 38,438      $ 49,382
Operating (Loss)..................................   (69,313)      (67,462)      (60,607)      (82,603)
Net (Loss)........................................   (86,921)      (89,474)      (79,137)      (82,363)
Weighted Average Common and Series A Common Shares
  (000)...........................................    71,636        71,730        71,735        71,789
(Loss) per Common and Series A Common Share.......  $  (1.21)     $  (1.25)     $  (1.10)     $  (1.15)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Aerial Communications, Inc.:

    We have audited the accompanying consolidated balance sheets of Aerial Communications, Inc. (a Delaware Corporation and an 82.1%-owned subsidiary of Telephone and Data Systems, Inc.) and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aerial Communications, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 27, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   DIRECTORS

    The business of the Company is managed under the direction of the Company's Board of Directors. The Board of Directors is composed of twelve Directors and is divided into three classes. Every year, one of the classes is elected to serve for three years.

                               CLASS I DIRECTORS

                                                POSITION WITH THE COMPANY                SERVED AS
          NAME              AGE                  AND PRINCIPAL OCCUPATION              DIRECTOR SINCE
------------------------  --------   ------------------------------------------------  --------------
LeRoy T. Carlson, Jr....     53      Chairman and Director of the Company and
                                     President and Chief Executive Officer of TDS           1995

Rudolph E. Hornacek.....     72      Director of the Company and Vice President-
                                     Engineering of TDS                                     1991

Donald W. Warkentin.....     44      Director and President and Chief Executive
                                     Officer of the Company                                 1995

John D. Foster..........     56      Director of the Company and President of Vedra
                                     International Associates                               1996

    LeRoy T. Carlson, Jr., Chairman of the Company, has been President and Chief Executive Officer of TDS for more than five years. Mr. Carlson also serves on the Board of Directors of TDS. He is also Chairman and a Director of United States Cellular Corporation ("United States Cellular"), a majority owned subsidiary of TDS which operates and invests in cellular telephone companies and properties, and TDS Telecommunications Corporation ("TDS Telecom"), a subsidiary of TDS which operates local telephone companies. He is the son of LeRoy T. Carlson and the brother of Walter C.D. Carlson.

    Rudolph E. Hornacek has been Vice President-Engineering of TDS for more than five years. He is a Director Emeritus of TDS and a Director of TDS Telecom.

    Donald W. Warkentin has been President and Chief Executive Officer of the Company since June, 1995. From 1994 to 1995, Mr. Warkentin was Vice President of Multimedia Marketing for US West Communications.

    John D. Foster is President of Vedra International Associates, an international consulting firm based in Florida. From 1968 to 1996, Mr. Foster held a number of senior management positions, both domestic and international, with AT&T Corp.

    Messrs. Carlson, Hornacek and Warkentin were elected by the holder of Series A Common Shares and Mr. Foster was elected by the holders of Common Shares.

                               CLASS II DIRECTORS

                                               POSITION WITH THE COMPANY                SERVED AS
         NAME              AGE                  AND PRINCIPAL OCCUPATION              DIRECTOR SINCE
-----------------------  --------   ------------------------------------------------  --------------
Matti Makkonen.........     47      Director of the Company and Executive Vice             1998
                                    President of Sonera

James Barr III.........     60      Director of the Company and President of TDS           1996
                                    Telecom

Walter C. D. Carlson...     46      Director of the Company and Partner, Sidley &          1996
                                    Austin, Chicago, Illinois

J. Clarke Smith........     57      Director and Vice President-Finance and                1996
                                    Administration, Chief Financial Officer and
                                    Treasurer of the Company

    Mr. Makkonen has been an Executive Vice President of Sonera since 1996. From 1988 to 1996, Mr. Makkonen held the position of Director of Mobile Services for Sonera. Matti Makkonen was appointed a Director of the Company in September, 1998, by the Board of Directors pursuant to the terms of the Investment Agreement dated September 8, 1998, among TDS, the Company, AOC and Sonera (the "Investment Agreement") to fill a vacancy created by the resignation of Mr. James Barr III.

    James Barr III has been President and Chief Executive Officer of TDS Telecom for more than five years. He is also a Director of TDS. In connection with the closing of the transactions with Sonera on September 8, 1998, Mr. Barr resigned from the Board of Directors as a Class II Director elected by the holders of Common Shares. Immediately following such resignation, the Board of Directors increased the number of Directors on the Board of Directors from ten to twelve Directors, resulting in two new directorship positions. Mr. Barr was then elected as a Class II Director by TDS as the sole holder of Series A Common Shares to fill one of the newly created directorships. As discussed above, Mr. Matti Makkonen was appointed to the Board of Directors to fill the vacancy created by the resignation of Mr. Barr.

    Walter C.D. Carlson has been a partner of the law firm of Sidley & Austin for more than five years. Sidley & Austin performs legal services for the Company, TDS and their affiliates. He also serves on the Board of Directors of TDS and United States Cellular. He is the son of LeRoy T. Carlson and the brother of LeRoy T. Carlson, Jr.

    J. Clarke Smith has been Vice President-Finance and Administration, Chief Financial Officer, and Treasurer of the Company since November, 1995. He has served as a Director of the Company since February 1996. Prior to that time, he was President and Chief Executive Officer of Mortgage Edge Corporation from 1993 to 1995.

    Mr. Makkonen was elected by the holders of Common Shares. Messrs. Barr, Carlson and Smith were elected by the holder of Series A Common Shares.

                              CLASS III DIRECTORS

                                               POSITION WITH THE COMPANY               SERVED AS
          NAME              AGE                 AND PRINCIPAL OCCUPATION             DIRECTOR SINCE
------------------------  --------   ----------------------------------------------  --------------
Thomas W. Wilson, Jr....     68      Director of the Company and Chairman and Chief       1996
                                     Executive Officer of Information Resources,
                                     Inc.

LeRoy T. Carlson........     83      Director of the Company and Chairman of TDS          1996

Sandra L. Helton........     50      Director of the Company and Executive Vice           1998
                                     President--Finance and Chief Financial Officer
                                     of TDS

Pertti Miettunen........     41      Director of the Company and Senior Vice              1999
                                     President of Sonera Capital

    Thomas W. Wilson, Jr. has been Chairman and Chief Executive Officer of Information Resources, Inc., a consumer research corporation based in Chicago, since 1995. Prior to his retirement in 1990, he was a Director of McKinsey & Company, where he spent 23 years. He also serves on the Board of Directors of Information Resources, Inc. and Productivity Solutions, Inc.

    In connection with the closing of the transactions with Sonera in September 1998, Mr. Wilson resigned from the Board of Directors as a Class III Director elected by the holders of Common Shares. Immediately following such resignation, the Board of Directors increased the number of Directors on the Board of Directors from ten to twelve Directors, resulting in two new directorship positions. Mr. Wilson was then immediately reelected as a Class III Director by TDS as the sole holder of Series A Common Shares to fill one of the newly created directorships.

    LeRoy T. Carlson has been Chairman of TDS for more than five years. He is also a Director of TDS and United States Cellular. He is the father of LeRoy T. Carlson, Jr. and Walter C.D. Carlson.

    Sandra L. Helton was appointed Executive Vice President-Finance and Chief Financial Officer of TDS in August, 1998. Prior to joining TDS, Ms. Helton was Vice President and Corporate Controller of Compaq Computer Corporation between 1997 and 1998. Prior to that time, Ms. Helton was employed by Corning Incorporated for more than five years. At Corning Incorporated, Ms. Helton was Senior Vice President and Treasurer between 1994 and 1997, and was Vice President and Treasurer between 1991 and 1994. Ms. Helton was elected as a Class III Director of the Company in October 1998 by TDS as the sole holder of Series A Common Shares to fill a vacancy created by the resignation from the Board of Directors of Mr. Murray L. Swanson. Ms. Helton is also a member of the Board of Directors of TDS, United States Cellular and TDS Telecom.

    Mr. Miettunen has been employed by Sonera Capital, a division of Sonera, as Senior Vice President since 1995. Prior to joining Sonera Capital,
Mr. Miettunen held the position of Counsel and Project Manager of Merger and Acquisitions at A. Ahlstrom Corporation, a global paper, packaging and technology group for over five years. Pertti Miettunen was appointed as a Director in February 1999 by the Board of Directors of the Company to fill a vacancy created by the resignation of Mr. Kaj-Erik Relander.

    Messrs. Wilson and Carlson and Ms. Helton were elected by the holder of Series A Common Shares. Mr. Miettunen holds a directorship which is elected by the holders of Common Shares.

                            COMMITTEES AND MEETINGS

    The Board of Directors of the Company held twelve meetings during 1999. All of the Directors attended at least 75 percent of the meetings of the Board of Directors held in 1999.

    The Board of Directors does not presently have a formal Director nominating committee.

    The Audit Committee of the Board of Directors, among other things, determines audit policies, reviews external and internal audit reports and reviews recommendations made by the Company's internal auditing staff and independent public accountants. The Audit Committee is composed of Messrs. Walter C.D. Carlson (Chairman), John D. Foster, Thomas W. Wilson, Jr. and Pertti Miettunen. Mr. Miettunen was appointed to the Audit Committee pursuant to the terms of the Investment Agreement. The Audit Committee held seven meetings in 1999. All of the persons who were members of the Audit Committee, with the exception of Pertti Miettunen, attended at least 75 percent of the meetings held in 1999. Mr. Miettunen attended five of the seven meetings.

    The Stock Option Compensation Committee of the Board of Directors consists of Thomas W. Wilson, Jr. (Chairman) and John D. Foster. The principal functions of the Stock Option Compensation Committee are to consider and approve long-term compensation for Executive Officers and to consider and recommend new long-term compensation plans or changes to long-term compensation plans to the Board of Directors. All meetings and other actions of the Stock Option Compensation Committee in 1999 were attended or taken by both members.

    In February 1999, the Board of Directors appointed Messrs. LeRoy T. Carlson, Jr., J. Clarke Smith, Rudolph E. Hornacek, Pertti Miettunen and Ms. Sandra L. Helton to the Finance Committee of the Board of Directors to consider financing alternatives for the Company in connection with the spin-off announcement. The Finance Committee held eleven meetings in 1999. All of the persons who were members of the Finance Committee attended at least 75 percent of the meetings held in 1999.

    In addition, in February, 1999, the Board of Directors appointed
Messrs. John D. Foster and Thomas W. Wilson, Jr., independent directors of the Company, to a Special Committee to consider certain matters relating to the financing alternatives of the Company and other arrangements in connection with a spin-off of the Company. In connection with the Tax Settlement Agreement, the Special Committee was also authorized to consider any proposal relating to certain alternative transactions. The Special Committee held nineteen meetings in 1999. All meetings and other actions of the Special Committee in 1999 were attended or taken by both members.

    On August 6, 1999, the Board of Directors established a Transaction Committee consisting of all members of the Board of Directors with the exception of Pertti Miettunen and Matti Makkonen for the purpose of considering and approving matters with respect to a possible sale or merger transaction involving the Company and with respect to the resolution of the dispute with Sonera in connection therewith or otherwise. The Transaction Committee held three meetings in 1999. All of the persons who were members of the Transaction Special Committee attended all of the meetings held in 1999.

                               EXECUTIVE OFFICERS

    Set forth below is a Table identifying other Executive Officers of the Company who are not identified in the Tables regarding the Directors of the Company.

               NAME                   AGE            POSITION WITH COMPANY
----------------------------------  --------   ----------------------------------
David B. Lowry....................     53      Chief Technical Officer

Carol J. Ogren....................     52      Vice President-Human Resources

Gary F. Ballard...................     54      Vice President-Sales

B. Scott Dailey...................     38      Vice President-Controller and
                                               Assistant Secretary

Michael G. Hron...................     55      Secretary

    DAVID B. LOWRY. Mr. Lowry has been Chief Technical Officer for the Company since May 26, 1998. From April 10, 1996 to May 26, 1998, Mr. Lowry was Vice President-Engineering and Operations for the Company. Mr. Lowry joined the Company from Go Communications Corporation where he was Senior Vice President and Chief Technical Officer from 1994 to 1996.

    CAROL J. OGREN. Ms. Ogren has been Vice President-Human Resources for the Company since March 1, 1996. Prior to March 1, 1996, she served as the Director, Human Resources of the Company, beginning August 8, 1995.

    GARY F. BALLARD. Mr. Ballard has been Vice President-Sales for the Company since March 1, 1999. From January 8, 1999 to March 1, 1999, Mr. Ballard was Acting Vice President-Sales. From April 1, 1998 to January 8, 1999, Mr. Ballard was Regional Vice President of the Company's Minneapolis and Kansas City markets and, from November 11, 1996 to April 1, 1998, he held the position of Market Director in the Company's Kansas City market. Prior to joining the Company, Mr. Ballard held the position of Area Vice President/General Manager for NEXTEL (formerly OneComm) from 1994 to 1996.

    B. SCOTT DAILEY. Mr. Dailey has been the Vice President-Controller of the Company since September 8, 1998. From December, 1995 to September 8, 1998,
Mr. Dailey was the Controller of the Company. He has been Assistant Secretary since October 21, 1996, and was appointed the Principal Accounting Officer of the Company in 1996. Mr. Dailey joined the Company from Mortgage Edge Corporation where he was the Chief Financial Officer from 1994 to 1995.

    MICHAEL G. HRON. Mr. Hron has been the Secretary of the Company since 1994. He has been a partner at the law firm of Sidley & Austin for more than five years.

    All of the Company's Executive Officers devote all of their professional time to the affairs of the Company, with the exception of LeRoy T. Carlson, Jr. and Michael G. Hron. Mr. Carlson, who is employed by TDS as its President and Chief Executive Officer, devotes a portion of his time in that capacity to the affairs of the Company and Mr. Hron is a practicing attorney.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

    The following Table sets forth compensation information for the President and Chief Executive Officer of the Company and the next four most highly compensated Executive Officers of the Company for services rendered during the years ended December 31, 1999, 1998, and 1997. Pursuant to the requirements of the Securities and Exchange Commission ("SEC"), the Table also includes information as to the amount of compensation charged to the Company by TDS with respect to the Chairman of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG-TERM
                                                                                                COMPENSATION
                                                                                                   AWARDS
                                                                                               ---------------
                                                  ANNUAL                                         SECURITIES
        NAME & PRINCIPAL                     COMPENSATION(2)                RESTRICTED STOCK     UNDERLYING         ALL OTHER
          POSITION(1)               YEAR        SALARY(3)       BONUS(4)       AWARDS(5)       OPTIONS/SARS(6)   COMPENSATION(7)
        ----------------          --------   ----------------   ---------   ----------------   ---------------   ----------------
Donald W. Warkentin.............    1999         $339,653       $129,470        $298,125            26,428           $20,130
  President and Chief               1998          300,586        101,165              --            30,850            27,245
    Executive Officer               1997          283,011        109,313              --           255,112            24,817

J. Clarke Smith.................    1999         $233,448       $ 81,774        $178,875             9,913           $15,870
  Vice President--Finance and       1998          209,570         50,134              --            13,285            19,892
    Administration                  1997          186,674         57,174              --            69,477            16,987

David B. Lowry..................    1999         $231,540       $ 85,053        $178,875            12,827           $14,671
  Chief Technical Officer           1998          206,464         53,764              --            12,362            18,835
                                    1997          178,518         52,445              --            46,358            12,491

Gary F. Ballard.................    1999         $182,553       $ 43,583        $178,875            17,859           $13,034
  Vice President--Sales             1998          170,647(8)      11,434              --            20,764             9,653
                                    1997          124,909(9)      18,800              --            13,500             2,759

Carol J. Ogren..................    1999         $154,874       $ 40,062        $ 99,375             6,902           $13,439
  Vice President--Human             1998          146,118         32,829              --             8,314            14,401
    Resources                       1997          152,725         59,713              --            30,950            14,357

LeRoy T. Carlson, Jr............    1999         $142,380       $ 78,354             N/A               N/A               N/A
  Chairman--See Footnote (1)        1998          150,020         67,580             N/A               N/A               N/A
                                    1997          113,990         28,694             N/A               N/A               N/A

------------------------------

(1) Mr. LeRoy T. Carlson, Jr., Chairman of the Company, receives no compensation directly from the Company. Mr. Carlson is compensated by TDS in connection with his services for TDS and affiliated companies, including the Company. A portion of Mr. Carlson's salary and bonus paid by TDS is charged to the Company by TDS pursuant to the Intercompany Agreement discussed below under "Intercompany Agreement". Accordingly, pursuant to the requirements of the SEC, such amounts charged to the Company by TDS are reported in the above table in addition to the information presented for the other named Executive Officers. The amounts reported above represent the amounts of salary and bonus that have been charged to the Company by TDS. Mr. Carlson does not receive any long-term compensation awards or any other compensation directly from the Company. Mr. Carlson receives long-term and other compensation from TDS, but this is not charged to the Company.

(2) Does not include the discount amount of any employee stock purchase plan since such plans generally are available to all eligible salaried employees. Does not include the value of any perquisites and other personal benefits, securities or property, since the aggregate amount of such compensation is less than the lesser of either $50,000 or 10 percent of the total of annual salary and bonus reported for the named Executive Officers.

(3) Represents the dollar value of base salary (cash and non-cash) earned by the named Executive Officer during the fiscal year identified.

(4) Represents the dollar value of bonus (cash and non-cash) earned by the named Executive Officer during the fiscal year identified.

(5) In 1999, the Board of Directors and shareholders approved the Aerial Communications, Inc. Retention Restricted Stock Unit Plan (the "Restricted Stock Awards"). This plan was adopted to (i) further align the interests of the Company and the recipients of awards, (ii) advance the interests of the Company by retaining key employees and (iii) motivate such persons to act in the long-term best interest of the shareholders of the Company. Pursuant to such plan, on February 1, 2000, the Stock Option Compensation Committee made awards of restricted stock to the persons named in the Summary Compensation Table, as detailed below.

                              DONALD W. WARKENTIN   J. CLARKE SMITH   DAVID B. LOWRY   GARY F. BALLARD   CAROL J. OGREN
                              -------------------   ---------------   --------------   ---------------   --------------
Restricted Stock Awards
Restricted Stock which
vested February 1, 2000
(40%) (a)...................          18,000              10,800            10,800           10,800             6,000
                                  ----------          ----------        ----------       ----------        ----------

Dollar Value (b)............      $  119,250          $   71,550        $   71,550       $   71,550        $   39,750
                                  ----------          ----------        ----------       ----------        ----------

Restricted Stock which vests
February 1, 2001 (60%)
(c).........................          27,000              16,200            16,200           16,200             9,000
                                  ----------          ----------        ----------       ----------        ----------

Dollar Value (b)............      $  178,875          $  107,325        $  107,325       $  107,325        $   59,625
                                  ----------          ----------        ----------       ----------        ----------

Total Restricted Stock
Awards......................          45,000              27,000            27,000           27,000            15,000
                                  ==========          ==========        ==========       ==========        ==========

Total Grant Date Dollar
Value (b)...................      $  298,125          $  178,875        $  178,875       $  178,875        $   99,375
                                  ==========          ==========        ==========       ==========        ==========

Total Year End Dollar
Value (d)...................      $2,739,375          $1,643,625        $1,643,625       $1,643,625        $  913,125
                                  ==========          ==========        ==========       ==========        ==========

------------------------------

    (a) Such award was paid in stock.

    (b) The Dollar Value is calculated using the closing price of the AERL Common Shares on the grant date.

    (c) Vested on February 24, 2000, and paid in stock as a result of the acceleration of vesting due to the triggering of the "change of control" provision of such awards which occurred upon shareholder approval of the VoiceStream transaction.

    (d) The Dollar Value is calculated using the closing price of the AERL Common Shares on December 31, 1999.

(6) Represents the number of shares of common stock of the Company subject to stock options awarded during the fiscal year identified. No stock appreciation rights ("SARs") were awarded, either on a stand-alone basis or in tandem with options, during any of the identified fiscal years.

(7) Includes contributions for the benefit of the named Executive Officer under the TDS Tax-Deferred Savings Plan ("TDSP"), the Wireless Companies' Pension Plan ("Pension Plan"), the TDS Supplemental Executive Retirement Plan ("SERP"), and the taxable dollar value of any insurance premiums paid during the covered fiscal year with respect to term life insurance for the benefit of the named Executive Officer ("Life Insurance") as indicated below for 1999.

                              DONALD W. WARKENTIN   J. CLARKE SMITH   DAVID B. LOWRY   GARY F. BALLARD   CAROL J. OGREN
                              -------------------   ---------------   --------------   ---------------   --------------
TDSP........................        $ 4,800             $ 4,800          $ 4,800           $ 4,800          $ 4,800
Pension Plan................          7,422               7,422            7,422             7,422            7,422
SERP........................          7,452               2,364            1,682               265              771
Life Insurance..............            456               1,284              767               547              446
                                    -------             -------          -------           -------          -------
Total.......................        $20,130             $15,870          $14,671           $13,034          $13,439
                                    =======             =======          =======           =======          =======

------------------------------

(8) Includes commission payments in the amount of $40,068, which Mr. Ballard received as Regional Vice President of the Company's Minneapolis and Kansas City markets.

(9) Includes commission payments in the amount of $15,407, which Mr. Ballard received as Market Director of the Company's Kansas City market.

GENERAL INFORMATION REGARDING OPTIONS AND SARS

    The following Tables show, as to the Executive Officers who are named in the Summary Compensation Table, information regarding Options and/or SARs.

              INDIVIDUAL AND AGGREGATED OPTION/SAR GRANTS IN 1999

                                                                                                            POTENTIAL REALIZABLE
                                                                                                              VALUE AT ASSUMED
                                                                                                                ANNUAL RATES
                                                                                                               OF STOCK PRICE
                                          NUMBER OF       % OF TOTAL                                            APPRECIATION
                                         SECURITIES      OPTIONS/SARS                                        FOR OPTION TERMS(5)
                                         UNDERLYING       GRANTED TO     EXERCISE    MARKET    EXPIRATION   ---------------------
               NAME(1)                 OPTIONS/SARS(2)   EMPLOYEES(3)     PRICE     PRICE(4)      DATE         5%          10%
-------------------------------------  ---------------   -------------   --------   --------   ----------   ---------   ---------
Donald W. Warkentin
  1998 Performance Options(6)........      26,428             7.8%        $7.77      $ 8.00     12/15/09    $150,640    $379,506
J. Clarke Smith
  1998 Performance Options(6)........       9,913             2.9%        $7.77      $ 8.00     12/15/09    $ 56,504    $142,351
David B. Lowry
  1998 Performance Options(6)........      12,827             3.8%        $7.77      $ 8.00     12/15/09    $ 73,114    $184,196
Gary F. Ballard
  1998 Supplemental Options (7)......       7,700             2.3%        $6.65      $10.75     12/15/09    $ 69,284    $157,261
  1998 Performance Options(6)........      10,159             3.0%        $7.77      $ 8.00     12/15/09    $ 43,890    $110,572
Carol J. Ogren
  1998 Performance Options(6)........       6,902             2.0%        $7.77      $ 8.00     12/15/09    $ 39,341    $ 99,113

------------------------------

(1) Mr. LeRoy T. Carlson, Jr. does not receive Options/SARs from the Company. Mr. Carlson receives long-term compensation from TDS, but this is not charged to the Company by TDS.

(2) Represents the number of Company shares underlying Options/SARs which were awarded for the named Executive Officer during the fiscal year.

(3) Represents the percent of total Options/SARs awarded in 1999 to each participant.

(4) Represents the fair market value of the Common Shares as of the award date.

(5) Represents the potential realizable value of each grant of Options, assuming that the market price of the shares appreciates in value from the award date to the end of the Option term at the indicated annualized rates.

(6) The 1998 Performance Options became exercisable on December 15, 1999, and are exercisable until December 15, 2009, at an exercise price of $7.77 per share.

(7) The 1998 Supplemental Options became exercisable with respect to 3,850 options on December 15, 1999, and with respect to 3,850 options on February 24, 2000 due to the triggering of the "change in control" provision of such option which occurred upon shareholder approval of the VoiceStream transaction, and are exercisable until December 15, 2009, at an exercise price of $6.575 per share.

                  AGGREGATED OPTION/SAR EXERCISES IN 1999 AND
                 AGGREGATED DECEMBER 31, 1999 OPTION/SAR VALUE

                                          1999                                    AS OF DECEMBER 31, 1999
                                -------------------------   --------------------------------------------------------------------
                                                                     NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                  SHARES                            UNDERLYING UNEXERCISED                  IN-THE-MONEY
                                 ACQUIRED                              OPTIONS/SARS(4)                     OPTIONS/SARS(5)
                                    ON           VALUE      --------------------------------------   ---------------------------
NAME(1)                         EXERCISE(2)   REALIZED(3)        EXERCISABLE         UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-------                         -----------   -----------   ----------------------   -------------   -----------   -------------
Donald W. Warkentin
  1998 Performance
    Options(6)...............      26,428     $1,124,734                --                  --               --             --
  1997 Performance
    Options(7)...............      30,850     $1,013,498                --                  --               --             --
  1996 Performance
    Options(8)...............      43,729     $1,294,794                --                  --               --             --
  1996 Supplemental
    Options(9)...............      83,600     $3,793,037                --              20,900               --     $1,068,722
  1996 Automatic
    Options(10)..............          --             --            85,506              21,377       $3,751,576     $  937,916
                                  -------     ----------            ------              ------       ----------     ----------

  TOTAL......................     184,607     $7,226,063            85,506              42,277       $3,751,576     $2,006,638
                                  =======     ==========            ======              ======       ==========     ==========

J. Clarke Smith
  1998 Performance
    Options(6)...............          --             --             9,913                  --       $  526,430             --
  1997 Performance
    Options(7)...............      13,285     $  646,182                --                  --               --             --
  1996 Performance
    Options(8)...............      15,977     $  562,811                --                  --               --             --
  1996 Supplemental
    Options(9)...............      32,100     $1,189,927            10,700              10,700       $  547,145     $  547,145
  1996 Automatic
    Options(10)..............      32,841     $  740,544            10,947              10,947       $  480,300     $  480,300
                                  -------     ----------            ------              ------       ----------     ----------

  TOTAL......................      94,203     $3,139,464            31,560              21,647       $1,553,875     $1,027,445
                                  =======     ==========            ======              ======       ==========     ==========

David B. Lowry
  1998 Performance
    Options(6)...............      12,827     $  474,343                --                  --               --             --
  1997 Performance
    Options(7)...............      12,362     $  456,582                --                  --               --             --
  1996 Performance
    Options(8)...............      13,958     $  522,110                --                  --               --             --
  1996 Supplemental
    Options(9)...............      25,920     $  712,101                --               6,480               --     $  331,355
  1996 Automatic
    Options(10)..............      26,600     $  537,666                --               6,650               --     $  291,769
                                  -------     ----------            ------              ------       ----------     ----------

  TOTAL......................      91,667     $2,702,802                --              13,130               --     $  623,124
                                  =======     ==========            ======              ======       ==========     ==========

Gary F. Ballard
  1998 Performance
    Options(6)...............          --             --            10,159                  --       $  539,494             --
  1999 Supplemental
    Options(11)..............          --             --             3,850               3,850       $  208,766     $  208,766
  1998 Supplemental
    Options(12)..............          --             --            11,050               5,525       $  580,954     $  290,477
  1997 Performance
    Options(7)...............       4,189     $  186,997                --                  --               --             --
  1997 Automatic
    Options(13)..............          --             --            10,125               3,375       $  444,234     $  148,078
                                  -------     ----------            ------              ------       ----------     ----------

  TOTAL......................       4,189     $  186,997            35,184              12,750       $1,773,448     $  647,321
                                  =======     ==========            ======              ======       ==========     ==========

                                          1999                                    AS OF DECEMBER 31, 1999
                                -------------------------   --------------------------------------------------------------------
                                                                     NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                  SHARES                            UNDERLYING UNEXERCISED                  IN-THE-MONEY
                                 ACQUIRED                              OPTIONS/SARS(4)                     OPTIONS/SARS(5)
                                    ON           VALUE      --------------------------------------   ---------------------------
NAME(1)                         EXERCISE(2)   REALIZED(3)        EXERCISABLE         UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-------                         -----------   -----------   ----------------------   -------------   -----------   -------------
Carol J. Ogren
  1998 Performance
    Options(6)...............          --             --             6,902                  --       $  366,531             --
  1997 Performance
    Options(7)...............          --             --             8,314                  --       $  444,924             --
  1996 Performance
    Options(8)...............          --             --            10,250                  --       $  573,334             --
  1996 Supplemental
    Options(9)...............      16,560     $  661,482                --               4,140               --     $  211,699
  1996 Automatic
    Options(10)..............      16,800     $  338,004                --               4,200               --     $  184,275
                                  -------     ----------            ------              ------       ----------     ----------

  TOTAL......................      33,360     $  999,486            25,466               8,340       $1,384,789     $  395,974
                                  =======     ==========            ======              ======       ==========     ==========

------------------------------

 (1) Mr. LeRoy T. Carlson, Jr., does not receive Options or SARs from the Company. Mr. Carlson receives long-term compensation from TDS, but this is not charged to the Company by TDS.

 (2) Represents the number of AERL Common Shares with respect to which Options or SARs were exercised.

 (3) Represents the aggregate dollar value realized upon exercise based on the difference between the fair market value of such shares on the date of exercise and the aggregate exercise price.

 (4) Represents number of shares subject to free-standing Options and/or free-standing SARs, as indicated as of December 31, 1999. All listed options are transferable to permitted transferees.

 (5) Represents the aggregate dollar value of the in-the-money, unexercised Options and/or SARs held at December 31, 1999, based on the difference between the exercised price and $60.875, the closing price of the Common Shares on December 31, 1999.

 (6) The 1998 Performance Options became exercisable on December 15, 1999, and are exercisable until December 15, 2009, at the exercise price of $7.77 per share.

 (7) The 1997 Performance Options became exercisable on December 15, 1998, and are exercisable until December 15, 2008, at the exercise price of $7.36 per share.

 (8) The 1996 Performance Options became exercisable on December 15, 1997, and are exercisable until December 15, 2007, at the exercise price of $4.94 per share.

 (9) The 1996 Supplemental Options became exercisable with respect to 20 percent of such options on January 23, 1997, December 15, 1997,
     December 15, 1998, December 15, 1999, and with respect to 20 percent of such options on February 24, 2000, due to the triggering of the "change in control" provision of such options which occurred upon shareholder approval of the VoiceStream transaction, at the exercise price of $9.74 per share and expire on April 18, 2006.

(10) The 1996 Automatic Options became exercisable with respect to 20 percent of such options on December 15, 1996, December 15, 1997, December 15, 1998, December 15, 1999, and with respect to 20 percent of such options on February 24, 2000, due to the triggering of the "change in control" provision of such options which occurred upon shareholder approval of the VoiceStream transaction, at the exercise price of $17.00 per share and expire on April 18, 2006.

(11) The 1999 Supplemental Options became exercisable with respect to 50 percent of such options on December 15, 1999, and with respect to 50 percent of such options on February 24, 2000, due to the triggering of the "change in control" provision of such options which occurred upon shareholder approval of the VoiceStream transaction, at an exercise price of $6.65 per share and expire on April 18, 2006. Mr. Ballard received such grant based on his promotion to Vice President--Sales.

(12) The 1998 Supplemental Options became exercisable with respect to one third of such options on December 15, 1998, December 15,1999, and on February 24, 2000, due to the triggering of the "change in control" provision of such options which occurred upon shareholder approval of the VoiceStream transaction, at an exercise price of $8.30 per share and expire on April 18, 2006. Mr. Ballard received such grant based on his promotion to Regional Vice President.

(13) The 1997 Supplemental Options became exercisable with respect to 25 percent of such options on December 15, 1997, December 15, 1998, December 15, 1999, and on February 24, 2000, due to the triggering of the "change in control" provision of such options which occurred upon shareholder approval of the VoiceStream transaction, at the exercise price of $8.00 per share and expire on April 18, 2006.

    None of the named Executive Officers exercised options in 1998, 1997 or 1996.

EQUITY BASED AWARD AND EMPLOYMENT AND SEVERANCE AGREEMENTS

SUPPLEMENTAL BENEFIT AGREEMENT WITH DONALD W. WARKENTIN

    In 1996, the Company entered into a nonqualified supplemental benefit agreement with Donald W. Warkentin which requires the Company to pay a supplemental retirement benefit to Mr. Warkentin. The agreement was entered into when Mr. Warkentin left employment with TDS and took employment with the Company at the completion of the initial public offering of the Company's Common Shares in 1996 and, as a result, he was no longer eligible to participate in the TDS Pension Plan. Under the supplemental benefit agreement, the Company is obligated to pay Mr. Warkentin an amount equal to the difference between the retirement benefit he will receive from the TDS Wireless Pension Plan and that which he would have received had he continued to work for TDS, less any amounts which he is entitled to receive under any other qualified defined benefit or money purchase pension plan (such as the Wireless Pension Plan). The Company will pay any such benefit at the same time as Mr. Warkentin receives payments from the TDS Wireless Pension Plan. The actual benefits payable to Mr. Warkentin upon retirement will be based upon the facts that exist at the time and will be determined actuarially. Since the nature of this agreement is a defined benefit arrangement, no amounts related thereto are included above in the Summary Compensation Table.

1996 LONG-TERM INCENTIVE PLAN

    Under the terms of Aerial's 1996 long-term incentive plan, all outstanding options granted under this plan will become fully exercisable and vested upon a "change in control" of Aerial. In addition, upon a "change in control" Aerial may convert each outstanding option into a substitute option. The February 24, 2000, approval by Aerial stockholders of the Aerial reorganization constituted a "change in control" under the 1996 long-term incentive plan. The Aerial reorganization agreement provides that each outstanding Aerial option will be converted into an option to purchase the number of shares of VoiceStream Holdings common stock determined by multiplying the number of Aerial Common Shares subject to the option by 0.455, at an exercise price equal to the exercise price of the Aerial option divided by 0.455. However, if the exchange ratio is revised pursuant to the Aerial reorganization agreement, this number will also change.

RETENTION RESTRICTED STOCK UNIT PLAN

    Under the terms of the Aerial retention restricted stock unit plan, all outstanding stock unit awards granted under this plan will become fully vested upon a "change in control" of Aerial. The Aerial retention restricted stock unit plan provides that as of the date a participant's stock units become fully vested, the participant is entitled to receive a payment, in the form of cash or stock as determined by the chairman of Aerial, equal to (a) the closing price of one Aerial Common Share on the Nasdaq Stock Market multiplied by (b) the number of stock units awarded the participant. The February 24, 2000, approval by Aerial stockholders of the Aerial reorganization constituted a "change in control" under the retention restricted stock unit plan and caused all then outstanding restricted stock units to become fully vested. The amount paid to employees under the retention restricted stock unit plan was calculated based on the fair market value of the Aerial Common Shares as of February 1, 2000, for 40% of the 431,000 restricted stock units granted, and as of February 24, 2000, for the remaining 60% of the restricted stock units granted, in accordance with the terms of the retention restricted stock unit plan. Based on those respective market prices, the aggregate amount paid to employees under the retention restricted stock unit plan was approximately $27.8 million and was paid entirely in the form of Aerial Common Shares.

EXECUTIVE SEVERANCE AGREEMENTS

    Aerial has entered into severance agreements with each of the executives identified below which provide that in the event that the executive terminates employment with Aerial within two years after a "change in control" other than by reason of a "nonqualifying termination", the executive will be entitled to receive a cash payment equal to the total of (1) the executive's salary through the date of his or her termination, if not yet paid, (2) the executive's prorated target bonus for the year in which the "change in control" occurs, if not yet paid, and (3) an amount equal to the executive's highest annual base salary during the 12-month period prior to his or her termination of employment plus the executive's target bonus for the year in which the "change in control" occurs, multiplied by the base/bonus multiple next to the executive's name below. In addition to this cash payment, Aerial is required to continue all medical, accident, disability and life insurance policies in effect for the executive and his or her dependents under the same terms in effect immediately prior to his or her date of termination for the extended benefit period specified next to the executive's name below. Finally, the executive will be entitled to outplacement services not to exceed $12,000 in total cost. The total amount of payments to be paid to an executive under a severance agreement will be reduced to the extent such payments, when added with other payments to the executive, would exceed the maximum amount deductible by Aerial, as determined under section 280G of the Code.

                                      BASE/BONUS   1999 BASE SALARY/       ESTIMATED          EXTENDED
NAME                                   MULTIPLE      TARGET BONUS      SEVERANCE PAYMENT   BENEFIT PERIOD
----                                  ----------   -----------------   -----------------   --------------
D. Warkentin........................     2.25          $  482,850          $1,086,413        27 months
C. Smith............................      1.5             325,605             488,408        18 months
D. Lowry............................      1.5             324,275             486,413        18 months
G. Ballard..........................      1.5             259,000             388,500        18 months
C. Ogren............................     1.25             201,630             252,038        15 months
All Other Executives as a group
 (8 persons)........................      1.0           1,604,525           1,604,525        12 months
                                                                           ----------
TOTAL...............................                                       $4,306,297
                                                                           ==========

    As indicated above, the estimated cost of the executive severance agreements is $4.3 million.

    The Aerial reorganization will constitute a "change in control" under the severance agreements. For purposes of the severance agreements, a "nonqualifying termination" means a termination of employment:

    - by Aerial for "cause";

    - by the executive for a reason other than "good reason";

    - by reason of the executive's death; or

    - by reason of the executive's disability.

    "Cause" is defined as (1) a material breach by the executive of his or her duties which do not differ materially from the executive's duties during the 90-day period immediately before the "change in control" and which is willful, committed in bad faith or without the reasonable belief that such breach is in the best interest of Aerial and which is not remedied within a reasonable time,
(2) the commission by the executive of a felony involving moral turpitude,
(3) the commission by the executive of theft, fraud, breach of trust or any act of dishonesty involving Aerial or an affiliate of Aerial, or (4) a significant violation by the executive of a duty of loyalty to Aerial or an affiliate of Aerial. "Good reason" is defined as (1) the assignment of the executive to a materially lower level of responsibility or status, (2) the failure to reelect the executive to any significant office or directorship with Aerial (3) a reduction in the executive's base salary or bonus opportunity (as in effect immediately before the "change in control"), (4) the requirement that the executive be based more than 30 miles from the executive's office at the time of the "change in control" or the requirement that the executive increase his or her business travel by 20% or more than the executive's travel obligations immediately prior to the "change in control", (5) the failure by Aerial to continue the employee benefit plans or compensation plans in effect immediately prior to the "change in control" or to establish substantially comparable plans to such plans and the failure by Aerial to provide the executive with welfare benefits substantially similar to those provided to the executive immediately prior to the "change in control" or those provided to peers of the executive employed by Aerial or it affiliates, or (6) the failure by Aerial to obtain agreement from any successor to Aerial to assume to the severance agreement from Aerial.

COMPENSATION OF DIRECTORS

    Prior to October 21, 1996, members of the Board of Directors of the Company who were not employees of the Company or its subsidiaries or affiliates received $1,000 for attendance at each meeting of the Board of Directors and $500 for attendance at each Audit Committee meeting and an annual Director's fee consisting of $10,000 in cash and $10,000 in Common Shares of the Company per year. Directors who were employees of the Company or a subsidiary or affiliate thereof did not receive any additional compensation for services rendered as members of the Board of Directors. All Directors were reimbursed for out-of-pocket travel expenses incurred in connection with attendance at meetings of the Board of Directors and meetings of committees thereof.

    On October 21, 1996, the Board of Directors of the Company approved a compensation plan (the "Non-Employee Director Plan") for non-employee members of the Board of Directors ("Non-Employee Directors"). A Non-Employee Director is a member of the Board of Directors who is not an employee of the Company, TDS, United States Cellular, or TDS Telecom or their subsidiaries or other corporate affiliates. The purpose of the Non-Employee Director Plan is to provide reasonable compensation to Non-Employee Directors in connection with their services to the Company in order to induce qualified persons to become and serve as Non-Employee Directors of the Company's Board of Directors.

    The Non-Employee Director Plan provides that, effective for the 12 month period ending at the time of the Company's Annual Meeting, each Non-Employee Director will receive an annual Director's fee of $20,000 and that each Non-Employee Director will continue to receive a fee of $1,000, plus reimbursement of reasonable out-of-pocket travel expenses, for attendance at each regularly scheduled or special meeting of the Board of Directors. The Non-Employee Director Plan also provides that each Non-Employee Director will receive a fee of $500, plus reimbursement of reasonable out-of-pocket travel expenses, for attendance at each meeting of the Audit Committee, Stock Option Compensation Committee, or other committee established by resolution of the Board of Directors.

    The Non-Employee Director Plan further provides that 50 percent of the annual Director's fee shall be paid immediately prior to the Company's Annual Meeting of Shareholders by the delivery of Common Shares of the Company having a fair market value, as herein defined, as of the date of payment equal to such percentage of the annual Director's fee. If, due to the VoiceStream Merger, there will not be an Annual Meeting of Shareholders in 2000, the Non-Employee Directors will receive such fee immediately prior to the VoiceStream Merger.

    Under the Non-Employee Director Plan, for the purposes of determining the number of Common Shares deliverable pursuant to the preceding paragraph, the fair market value of a Common Share of the Company will be the average closing price of Common Shares of the Company as reported on the NASDAQ National Market for the twenty trading days ending on the third trading day before the Annual Meeting of Shareholders. The Board of Directors has reserved 20,000 Common Shares of the Company for issuance pursuant to the Non-Employee Director Plan.

    The Board of Directors also approved a fee of $2,000 per day for service on the Special Committee, plus reimbursement of out-of-pocket travel expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    On February 29, 2000, the Company had 42,729,834 outstanding Common Shares, par value $1.00 per share, and 52,924,151 Series A Common Shares, par value $1.00 per share. As of February 29, 2000, there were no outstanding Series B Common Shares, par value $1.00 per share, or Preferred Shares, par value $1.00 per share, of the Company. Each holder of outstanding Common Shares, as of February 29, 2000, is entitled to one vote for each Common Share held in such holder's name with respect to all matters on which holders of Common Shares are entitled to vote at an Annual Meeting. The holder of Series A Common Shares elects 75% of the directors and the holders of Common Shares elect 25% of the directors. In matters other than the election of directors, the holder of Series A Common Shares is entitled to fifteen votes for each Series A Common Share held in such holder's name with respect to all matters on which the holder of Series A Common Shares is entitled to vote. Accordingly, the voting power of the Series A Common Shares was 793,862,265 votes, and the total voting power of all outstanding shares of capital stock was 836,592,099 votes at February 29, 2000.

SECURITY OWNERSHIP OF THE COMPANY BY CERTAIN BENEFICIAL OWNERS

    The following Table sets forth certain information regarding the beneficial ownership by TDS of the Common Shares and Series A Common Shares of the Company as of February 29, 2000, or as of the most recent practicable date. TDS has sole voting and investment power with respect to all shares indicated as beneficially owned by TDS.

                                                    SHARES OF                                PERCENT OF
                                                      CLASS      PERCENT OF    PERCENT OF      VOTING
NAME AND ADDRESS              TITLE OF CLASS(1)       OWNED        CLASS      COMMON STOCK    POWER(2)
--------------------------  ----------------------  ----------   ----------   ------------   ----------
Telephone and Data Systems
  Inc.
  30 N. LaSalle Street
  Chicago, IL 60602.......  Common Shares           25,252,758      59.1%         26.4%          3.0%
                            Series A Common Shares  52,924,151     100.0%         55.3%         95.0%

Sonera Corporation
  Fin-00051--Tele
  Sturenkatu 16, Helsinki
  Finland.................  Common Shares            3,409,091       8.0%          3.6%             *

------------------------

*   Less than 1 percent

(1) Series A Common Shares are convertible on a share-for-shares basis at any time into Common Shares.

(2) The Series A Common Shares have fifteen votes per share and the Common Shares have one vote per share.

SECURITY OWNERSHIP OF THE COMPANY BY MANAGEMENT

    Several Executive Officers and Directors of the Company hold substantial ownership interests indirectly in the Company by virtue of their ownership of the capital stock of TDS. See "Security Ownership of TDS by Management of the Company." In addition, the following members of the Board of Directors and Executive Officers beneficially owned the following number of the Common Shares of the Company as of February 29, 2000, or the most recent practicable date:

                                                   AMOUNT AND
                                                   NATURE OF                                 PERCENT OF
                                                   BENEFICIAL    PERCENT OF    PERCENT OF      VOTING
NAME                            TITLE OF CLASS    OWNERSHIP(1)     CLASS      COMMON STOCK     POWER
-----------------------------  ----------------   ------------   ----------   ------------   ----------
LeRoy T. Carlson, Jr.,
C. Theodore Herbert,
Peter L. Sereda,
and Michael G. Hron(2).......   Common Shares        126,187           *            *             *
LeRoy T. Carlson.............   Common Shares          1,000           *            *             *
LeRoy T. Carlson, Jr.(3).....   Common Shares          8,400           *            *             *
Donald W. Warkentin(4).......   Common Shares        147,398           *            *             *
Walter C. D. Carlson.........   Common Shares          4,648           *            *             *
Sandra L. Helton.............              --             --          --           --            --
James Barr III...............              --             --          --           --            --
Rudolph E. Hornacek..........              --             --          --           --            --
Thomas W. Wilson, Jr.........   Common Shares          4,648           *            *             *
John D. Foster(5)............   Common Shares          3,648           *            *             *
Matti Makkonen...............              --             --          --           --            --
Pertti Miettunen.............              --             --          --           --            --
J. Clarke Smith(6)...........   Common Shares         30,812           *            *             *
Carol J. Ogren(7)............   Common Shares         23,705           *            *             *
Gary F. Ballard(8)...........   Common Shares         71,114           *            *             *
David B. Lowry(9)............   Common Shares         33,992           *            *             *
All members of the Board of
  Directors and Executive
  Officers as a group
  (17 persons)(10)...........   Common Shares        456,435         1.1%           *             *
                                                     -------

------------------------

  * Less than 1 percent

 (1) The nature of beneficial ownership is sole voting and investment power unless otherwise specified.

 (2) Voting and investment control with respect to Company-match shares is shared by the persons named as members of the investment management committee of the Telephone and Data Systems, Inc. Tax Deferred Savings Trust. Does not include 289,944 Common Shares acquired by trust employee contributions for which voting and investment control is passed-through to plan participants. Such members disclaim beneficial ownership of such shares, which are held for the benefit of plan participants. Information is presented as of December 31, 1999.

 (3) Mr. Carlson's wife owns such Common Shares. Mr. Carlson disclaims beneficial ownership of such shares.

 (4) Includes 127,783 Common Shares subject to Options or SARs that are currently exercisable.

 (5) Includes 1,000 Common Shares that are owned by Mr. Foster's wife.

 (6) Includes 12,387 Common Shares subject to Options or SARs that are currently exercisable.

 (7) Includes 14,450 Common Shares subject to Options or SARs that are currently exercisable.

 (8) Includes 47,934 Common Shares subject to Options or SARs that are currently exercisable.

 (9) Includes 11,630 Common Shares subject to Options or SARs that are currently exercisable.

(10) Includes 215,184 Common Shares subject to Options or SARs which are currently exercisable.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16 of the Exchange Act and the rules and regulations thereunder require the Company's Executive Officers and members of its Board of Directors, and persons who are deemed to own more than 1 percent of the Common Shares (collectively, the "Reporting Persons"), to file certain reports ("Section 16 Reports") with the SEC with respect to their beneficial ownership of Common Shares. The Reporting Persons also are required to furnish the Company with copies of all Section 16 Reports they file.

    Based on a review of copies of Section 16 Reports furnished to the Company by the Reporting Persons and written representations by Directors and Executive Officers of the Company, the Company believes that all Section 16 filing requirements applicable to the Reporting Persons during and with respect to 1999 were complied with on a timely basis.

DESCRIPTION OF TDS SECURITIES

    The authorized capital stock of TDS includes Common Shares, $0.01 par value (the "TDS Common Shares"), Series A Common Shares, $0.01 par value, (the "TDS Series A Common Shares") and Preferred Shares, $0.01 par value (the "TDS Preferred Shares"). As of February 29, 2000, 54,197,342 TDS Common Shares (excluding Common Shares held by TDS and a subsidiary of TDS), 6,958,391 TDS Series A Common Shares and 88,057 TDS Preferred Shares were outstanding.

    The TDS Series A Common Shares have ten votes per share, and TDS Common Shares and TDS Preferred Shares have one vote per share. The holders of TDS Series A Common Shares, TDS Common Shares and TDS Preferred Shares vote as a single group, except with respect to matters as to which the Delaware General Corporation Law or the TDS Restated Certificate of Incorporation grants class voting rights. With respect to the election of Directors, the holders of TDS Common Shares and the TDS Preferred Shares issued before October 31, 1981, voting as a group, are entitled to elect 25 percent of the Board of Directors of TDS, rounded up to the nearest whole number plus one Director, and the holders of TDS Series A Common Shares and TDS Preferred Shares issued after October 31, 1981, voting as a group, are entitled to elect the remaining members of the Board of Directors of TDS.

SECURITY OWNERSHIP OF TDS BY MANAGEMENT OF THE COMPANY

    The following Table sets forth the number of TDS Common Shares and TDS Series A Common Shares beneficially owned by each Director of the Company, by each Executive Officer named in the Summary Compensation Table and by all Executive Officers and all members of the Board of Directors and Executive Officers of the Company, as a group, as of February 29, 2000, or as of the most recent practicable date.

                                                                                          PERCENT OF
                                                               AMOUNT AND                 SHARES OF    PERCENT OF
                                                               NATURE OF                     TDS          TDS
NAME OF INDIVIDUAL OR NUMBER                                   BENEFICIAL    PERCENT OF     COMMON       VOTING
OF PERSONS IN GROUP                   TITLE OF TDS CLASS      OWNERSHIP(1)   TDS CLASS      STOCK        POWER
----------------------------      --------------------------  ------------   ----------   ----------   ----------
LeRoy T. Carlson, Jr.,
Walter C. D. Carlson,
Letitia G. C. Carlson and
Donald C. Nebergall (2).........  TDS Series A Common Shares   6,359,808       91.4 %       10.4 %       51.2 %

LeRoy T. Carlson, Jr.,
Sandra L. Helton,
C. Theodore Herbert,
Peter L. Sereda,
and Michael G. Hron(3)..........  TDS Common Shares                1,008        *            *            *
                                  TDS Series A Common Shares     146,576

LeRoy T. Carlson, Jr.,
Sandra L. Helton,
C. Theodore Herbert,
Peter L. Sereda,
and Michael G. Hron(4)..........  TDS Common Shares               99,072        *            *            *

LeRoy T. Carlson(5)(9)..........  TDS Common Shares              131,581        *            *            *
                                  TDS Series A Common Shares      52,001        *            *            *
LeRoy T. Carlson, Jr.(6)(9).....  TDS Common Shares              191,893        *            *            *
                                  TDS Series A Common Shares      16,988        *            *            *
Walter C. D. Carlson(7).........  TDS Common Shares                  105        *            *            *
                                  TDS Series A Common Shares         833        *            *            *
Sandra L. Helton(9).............  TDS Common Shares               27,032        *            *            *
Rudolph E. Hornacek(8)(9).......  TDS Common Shares               45,792        *            *            *
                                  TDS Series A Common Shares       1,669        *            *            *
James Barr III(9)...............  TDS Common Shares               24,322        *            *            *
Thomas W. Wilson, Jr............  TDS Common Shares                   --        *            *            *
John D. Foster..................  TDS Common Shares                   --        *            *            *
Matti Makkonen..................  TDS Common Shares                   --        *            *            *
Pertti Miettunen................  TDS Common Shares                   --        *            *            *
Donald W. Warkentin(9)..........  TDS Common Shares                   --        *            *            *
J. Clarke Smith.................  TDS Common Shares                   --        *            *            *
Carol J. Ogren(9)...............  TDS Common Shares                   --        *            *            *
David B. Lowry..................  TDS Common Shares                   --        *            *            *
Gary F. Ballard.................  TDS Common Shares                   --        *            *            *
All members of the Board of
  Directors and Executive
  Officers as a Group (17
  persons)(9)...................  TDS Common Shares              520,805        *            *            *
                                  TDS Series A Common Shares   6,577,875       94.5 %       10.8 %       53.1 %

--------------------------

  * Less than 1 percent

 (1) The nature of beneficial ownership for shares in this column is sole voting and investment power, except as otherwise set forth in these footnotes.

 (2) The shares listed are held by the persons named as trustees under a voting trust which expires June 30, 2009, created to facilitate longstanding relationships among the trust certificate holders. Under the terms of the voting trust, the trustees hold and vote the Series A Common Shares held in the trust. If the voting trust were terminated, the following persons would each be deemed to own beneficially more than 5 percent of the outstanding Series A Common Shares: Margaret D. Carlson (wife of LeRoy T. Carlson), LeRoy T. Carlson, Jr., Walter C. D. Carlson, Prudence E. Carlson, Letitia
     G. C. Carlson (children of LeRoy T. Carlson and Margaret D. Carlson) and Donald C. Nebergall, as trustee under certain trusts for the benefit of the heirs of LeRoy T. and Margaret D. Carlson and an educational institution.

 (3) Voting and investment control is shared by the persons named as members of the investment management committee of the Telephone and Data
     Systems, Inc. Employees' Pension Trust I and the Wireless Companies' Pension Plan. Such members disclaim beneficial ownership of such shares, which are held for the benefit of plan participants. Information is presented as of December 31, 1999.

 (4) Voting and investment control with respect to Company-match shares is shared by the persons named as members of the investment management committee of the Telephone and Data Systems, Inc. Tax-Deferred Savings Trust. Does not include 166,503 shares acquired by trust employee contributions for which voting and investment control is passed-through to plan participants.

 (5) Includes 52,001 Series A Common Shares held by LeRoy Carlson's wife.
     Mr. Carlson disclaims beneficial ownership of such shares. Does not include 224,394 Series A Common Shares held for the benefit of LeRoy T. Carlson, 632,558 Series A Common Shares held for the benefit of Mr. Carlson's wife or 51,046 Series A Common Shares held for the benefit of certain grandchildren of Mr. Carlson (an aggregate of 907,998 shares, or 13 percent of class) in the voting trust described in footnote (2). Beneficial ownership is disclaimed as to Series A Common Shares held for the benefit of his wife and grandchildren in such voting trust.

 (6) Does not include 1,077,533 Series A Common Shares (15.5 percent of class) held in the voting trust described in footnote (2), of which 1,068,345 shares are held for the benefit of LeRoy T. Carlson, Jr. Beneficial ownership is disclaimed with respect to an aggregate of 40,551 Series A Common Shares held for the benefit of his wife, his children and others in such voting trust.

 (7) Does not include 1,102,274 Series A Common Shares (15.8 percent of class) held in the voting trust described in footnote (2), of which 1,068,345 shares are held for the benefit of Walter C. D. Carlson. Beneficial ownership is disclaimed with respect to an aggregate of 13,323 Series A Common Shares held for the benefit of his wife and children in such voting trust.

 (8) Does not include Series A Common Shares held as custodian for his children, for which beneficial ownership is disclaimed.

 (9) Includes the following number of Common Shares that may be purchased pursuant to stock options and/or stock appreciation rights which are currently exercisable or exercisable within sixty days: LeRoy T. Carlson, 125,008 shares; LeRoy T. Carlson, Jr., 176,767 shares; Sandra L. Helton, 24,000 shares (plus 2,000 shares of restricted stock subject to future vesting); James Barr III, 20,000 shares; Rudolph E. Hornacek,
     36,615 shares; all other Executive Officers, 0 shares; and all directors and officers as a group, 382,390 shares.

SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS

    In addition to persons listed in the preceding table and the footnotes thereto, the following table sets forth as of February 29, 2000, or the latest practicable date, information regarding each person who is known to the Company to beneficially own more than 5 percent of any class of voting securities of TDS, based on publicly available information and the Company's stock records as of such date. The nature of beneficial ownership in this table is sole voting and investment power except as otherwise set forth in footnotes thereto.

                                                                                PERCENT OF
                                                                                SHARES OF
                                                      SHARES OF    PERCENT OF     COMMON      PERCENT OF
 SHAREHOLDER'S NAME AND ADDRESS    TITLE OF CLASS    CLASS OWNED     CLASS        STOCK      VOTING POWER
--------------------------------  -----------------  -----------   ----------   ----------   ------------
Gabelli Funds, Inc.(1)
  One Corporate Center
  Rye, New York 10580...........  TDS Common Shares   6,343,525        11.7%        10.4%          5.1%

Franklin Mutual Advisers, LLC(2)
  51 John F. Kennedy Parkway
  Short Hills, New Jersey
  07078.........................  TDS Common Shares   4,951,675         9.1%         8.1%          4.0%

AXA Financial, Inc.(3)
  1290 Avenue of the Americas
  New York, New York 10104......  TDS Common Shares   3,191,837         5.9%         5.2%          2.6%

Marlene Click
  Dayton, Ohio 45458............  TDS Preferred          11,417        12.6%         N/A             *
                                  Shares

Adelene M. Lewis
  London, Kentucky 40741........  TDS Preferred          12,000        13.3%         N/A             *
                                  Shares

Edward A. Mattingly
  London, Kentucky 40744........  TDS Preferred           7,000         7.8%         N/A             *
                                  Shares

Ronnie C. Stewart
  Hyden, Kentucky 41749.........  TDS Preferred           5,000         5.6%         N/A             *
                                  Shares

------------------------

  * Less than 1%.

 (1) Based upon a Schedule 13D (Amendment No. 8) filed with the SEC. Includes shares held by the following affiliates: Gabelli
     Funds, LLC--2,232,300 shares; ALCE Partners, L.P.--1,000 shares; GAMCO Investors, Inc.--4,079,425 shares; Gemini Capital
     Management Ltd.--16,000 shares; Gabelli Global
     Partners L.P.--3,245 shares; Gabelli Global Partners Ltd.--1,755 shares; Mario J. Gabelli--2,500 shares; and other--7,300 shares. In such
     Schedule 13D filing, such group has reported sole voting power with respect to 6,213,725 shares and sole dispositive power with respect to 6,343,525 shares.

 (2) Based on the most recent Schedule 13G filed with the SEC (Amendment
     No. 2). Such Schedule 13G reports that Franklin Mutual Advisers, Inc. exercised sole voting and investment power with respect to all such shares. Such Schedule 13G is also filed on behalf of Franklin Resources, Inc. the parent holding company of Franklin Mutual Advisers, LLC and by Charles B. Johnson and Rupert H. Johnson, Jr., principal shareholders of such parent holding company.

 (3) Based upon the most recent Schedule 13G (Amendment No. 14) filed with the SEC. Includes shares held by the following affiliates: The Equitable Life Assurance Society of the United States--820,700 shares; AXA Rosenburg
     (US)--78,000 shares; Alliance Capital Management, L.P.--2,263,156 shares; Wood, Struthers & Winthrop Management Corp.--27,400 shares; and Donaldson Lufkin & Jenrette Securities Corporation--2,581 shares. In such
     Schedule 13G, Equitable reported sole voting power with respect to 1,796,990 shares, shared voting power with respect to 1,320,900 shares, sole dispositive power with respect to 3,113,256 shares and shared dispositive power with respect to 78,581 shares. This Schedule 13G is also filed on behalf of AXA Courtage

     Assurance Mutuelle, AXA Conseil Vie Assurance Mutuelle, AXA Assurances I.A.R.D. Mutuelle and AXA, corporations organized under the laws of France that are affiliates of AXA Financial, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    As noted above, LeRoy T. Carlson, Jr., President and Chief Executive Officer of TDS, makes annual executive compensation decisions for TDS, other than for himself. The Stock Option Compensation Committee of TDS makes annual executive compensation decisions for the President and Chief Executive Officer of TDS and approves long-term compensation awards for the Executive Officers of TDS. The TDS Stock Option Compensation Committee is composed of members of the TDS Board of Directors who are not officers or employees of TDS or any of its subsidiaries and who are not Directors of any TDS subsidiaries. LeRoy T. Carlson, Jr., is a member of the Board of Directors of TDS and the Company. LeRoy T. Carlson, Jr. is also the Chairman of the Company and, as such, approves the Executive Officer compensation decisions for the Company. LeRoy T. Carlson, Jr. is compensated by TDS for his services to TDS and all of its subsidiaries. TDS is reimbursed, however, by the Company for a portion of LeRoy T. Carlson Jr.'s salary and bonus paid by TDS pursuant to the Intercompany Agreement described below. See Footnote
(1) to the Summary Compensation Table, above.

    Donald W. Warkentin, a Director and the President and Chief Executive Officer of the Company, participates in Executive Officers compensation decisions for the Company, other than for himself. Long-term compensation for Executive Officers of the Company is approved by the Stock Option Compensation Committee of the Company, which consists of Company Directors Thomas W. Wilson, Jr. (Chairman) and John D. Foster. The Company's Stock Option Compensation Committee is composed of members of the Board of Directors of the Company who are not Executive Officers of the Company or its corporate affiliates.

    LeRoy T. Carlson, Jr. and Walter C.D. Carlson, Directors of the Company, are trustees and beneficiaries of the voting trust that controls TDS, which controls the Company, and LeRoy T. Carlson, Jr., a Director of the Company, also is a beneficiary of such voting trust. See "Security Ownership of Certain Beneficial Owners and Management." LeRoy T. Carlson, LeRoy T. Carlson, Jr., Walter C.D. Carlson, Sandra L. Helton and James Barr III, Directors of the Company, are also Directors of TDS, and Rudolph E. Hornacek, a Director of the Company, is an executive officer of TDS. See "Item 10. Directors and Executive Officers of the Registrant."

                     ARRANGEMENTS AND TRANSACTIONS WITH TDS

    The Company has entered into a number of arrangements and transactions with TDS. Some of these arrangements were established prior to the Company's IPO when TDS owned more than 90% of the Company's outstanding capital stock and were not the result of arms-length negotiations. Following the Aerial reorganization, Aerial will be a wholly-owned subsidiary of VoiceStream Holdings. TDS and Aerial have entered into, or will enter into, additional arrangements to facilitate the Aerial reorganization, as described below.

CONTINUATION, AMENDMENT OR TERMINATION OF EXISTING AGREEMENTS BETWEEN TDS AND AERIAL

    The following paragraphs describe significant agreements that currently exist between Aerial and TDS, and indicate whether such agreements will be amended or terminated in connection with the Aerial reorganization. The amendment or termination of such agreements was negotiated among TDS, Aerial and VoiceStream and was approved by the Aerial Special Committee.

    Tax Allocation Agreement

    On September 8, 1998, Aerial, AOC and TDS entered into an amended and restated tax allocation agreement. Under the terms of this tax allocation agreement, Aerial and its subsidiaries agreed to continue to join in filing consolidated federal income tax returns with TDS and certain affiliates unless TDS's equity interest in Aerial falls below 80%. For tax years ended prior to January 1, 1996, TDS has reimbursed Aerial for the federal income tax savings reflected in the financial statements of the TDS affiliated group resulting from the inclusion of Aerial and its subsidiaries in that group. TDS has also reimbursed Aerial with respect to certain post-December 31, 1995, obligations as described below.

    For tax years beginning after December 31, 1995, the tax allocation agreement provides that Aerial is required to pay to TDS an amount equal to the greater of the federal income tax liability of Aerial and its subsidiaries, calculated as if they were a separate affiliated group, or the tax obtained by applying the average federal income tax rate of the TDS affiliated group to the taxable income of Aerial and its subsidiaries, calculated as if they were a separate affiliated group. Under the tax allocation agreement, Aerial is compensated, by an offset to amounts Aerial would otherwise be required to pay to TDS for federal income taxes, for TDS's use of tax benefits at such time as Aerial and its subsidiaries could utilize such benefits as a separate affiliated group.

    The tax allocation agreement states that, if Aerial and its subsidiaries cease to be members of the TDS affiliated group and, for a subsequent year, Aerial and its subsidiaries are required to pay a greater amount of federal income tax than they would have paid if they had not been members of the TDS affiliated group after December 31, 1995, TDS will reimburse Aerial for the excess amount of tax, without interest. In determining the amount of reimbursement, the tax allocation agreement states that any profits or losses from new business activities acquired by Aerial or its subsidiaries after Aerial leaves the TDS affiliated group will be disregarded. In addition, the tax allocation agreement states that reimbursement will not be required if at any time in the future Aerial becomes a member of another affiliated group in which Aerial is not the common parent or fewer than 500,000 Series A Common Shares are outstanding. The tax allocation agreement also states that reimbursement will not be required on account of the income of any subsidiary of Aerial if more than 50% of the voting power or assets of such subsidiary is held by a person or group other than a person or group owning more than 50% of the voting power of TDS.

    Under the tax allocation agreement, rules similar to those described above apply to any state or local franchise or income tax liabilities to which TDS and Aerial and its subsidiaries are subject and which are required to be determined on a unitary, combined or consolidated basis.

    On March 12, 1999, Aerial and TDS entered into a tax settlement agreement pursuant to which TDS made a payment to Aerial of $114.5 million on March 15, 1999. The $114.5 million received by Aerial covered the estimated tax losses incurred by the Company and used by TDS in consolidated income tax returns for the period commencing from January 1, 1996 through August 31, 1999. The tax settlement agreement requires a settlement of amounts to cover tax losses incurred by Aerial and used by TDS through December 31, 1999. The March 15, 1999, tax settlement payment to Aerial was used to repay a portion of the existing Aerial Operating Company indebtedness to TDS under the TDS revolving credit agreement, which facilitates Aerial's interim financing plans (see "Revolving Credit Agreement" below). Aerial has made a claim in the amount of approximately $4.9 million dollars under the tax settlement agreement on the grounds that the tax settlement agreement contains an error in the application of the tax law. TDS disputes this claim. Under the Aerial reorganization agreement, this claim will be withdrawn by Aerial at the closing of the Aerial reorganization. It is currently anticipated that Aerial will continue to be included in the TDS affiliated group filing consolidated federal income tax returns of TDS through and including the date of the Aerial reorganization. After the Aerial reorganization, Aerial will no longer be a member of the TDS affiliated group.

    In connection with the Aerial reorganization, the tax allocation agreement will be terminated on the effective date of the Aerial reorganization. The tax settlement agreement will continue in full force and effect in accordance with its terms after the Aerial reorganization.

    Intercompany Agreement

    TDS and Aerial are parties to an intercompany agreement relating to certain services, transactions and relationships between TDS and Aerial. The intercompany agreement will be terminated in connection with the Aerial reorganization. However, many of the services currently provided under the existing intercompany agreement will continue on a transitional basis following the Aerial reorganization pursuant to the transition services agreement.

    Cash Management Agreement

    Aerial is a party to a cash management agreement with TDS pursuant to which Aerial deposits its excess cash with TDS for investment under TDS's cash management programs. The cash management agreement will be terminated in connection with the Aerial reorganization.

    Insurance Cost Sharing Agreement

    Pursuant to an insurance cost sharing agreement between TDS and Aerial, Aerial and its subsidiaries, and their officers, directors and employees, are afforded coverage under certain insurance policies purchased by TDS. The insurance cost sharing agreement will be terminated in connection with the Aerial reorganization. Certain arrangements currently provided under the existing insurance cost sharing agreement will continue following the Aerial reorganization pursuant to the transition services agreement.

    Employee Benefit Plans Agreement

    TDS and Aerial are parties to an employee benefit plans agreement relating to certain arrangements between TDS and Aerial with respect to employee benefits. The employee benefit plans agreement will be terminated in connection with the Aerial reorganization. To the extent necessary, the arrangements under the existing employee benefit plans agreement have been addressed in the employee benefit plans separation agreement. See "Employee Benefit Plans Separation Agreement" below.

    Exchange Agreement

    Aerial and TDS are parties to an exchange agreement. The exchange agreement grants TDS certain rights to subscribe to any issuance of Aerial Common Shares or other securities of Aerial. The exchange agreement also restricts the circumstances under which Aerial is entitled to claim that an opportunity, transaction, agreement or other arrangement to which TDS or any person in which TDS, or any person in which TDS has or acquires a financial interest, is or shall become a party, should be the property of Aerial or its subsidiaries. In addition, the exchange agreement provides that TDS or one of its affiliates, other than Aerial, may acquire an FCC license to provide PCS services or acquire control of any entity which has such a license, but that TDS is obligated to offer to Aerial the opportunity to negotiate regarding the purchase by Aerial or one of its subsidiaries of such license or business entity if the relevant FCC license is for (1) an MTA or (2) a BTA which is located, in whole or in part, in an MTA in which Aerial or one of its subsidiaries has a direct or indirect interest. In addition, the exchange agreement gives Aerial a right of negotiation with respect to any PCS interest which any other TDS entity desires to sell.

    In connection with the Aerial reorganization, the exchange agreement will be terminated and cease to be of any effect.

    Registration Rights Agreement

    Under a registration rights agreement, Aerial has agreed, upon the request of TDS, to file one or more registration statements in order to permit TDS to offer and sell any debt or equity securities of Aerial that TDS may hold at any time. This registration rights agreement will be terminated in connection with the Aerial reorganization.

    Revolving Credit Agreement

    See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--TDS Revolving Credit Agreement."

AGREEMENTS RELATING TO THE AERIAL REORGANIZATION

    In contemplation of the Aerial reorganization, TDS and Aerial have entered or will enter into new arrangements. The following agreements have been negotiated among TDS, Aerial and VoiceStream.

    Employee Benefit Plans Separation Agreement

    The employee benefit plans separation agreement provides that (1) effective January 1, 2000, Aerial and its subsidiaries will establish, operate and maintain separate employee benefit programs and procedures, (2) subject to certain exceptions, TDS and Aerial will retain or assume any and all liabilities under various employee benefit plans and arrangements with respect to any person who, as of the time such liability was incurred, was an employee of TDS or Aerial, respectively and (3) Aerial will establish certain employee benefit plans corresponding to certain TDS employee benefit plans in which it participates and procedures will be established, in accordance with applicable fiduciary standards and laws, for the transfer of plan assets between the resulting plans of TDS and Aerial. Neither TDS nor Aerial is required to maintain any specific employee benefit plan and each such company may amend or terminate any employee benefit plan in accordance with its terms or applicable law.

    Transition Services Agreement

    After the Aerial reorganization, pursuant to a transition services agreement between TDS and Aerial, TDS will provide to Aerial and VoiceStream certain services and other benefits, including administrative and other services similar to those that were provided to Aerial by TDS prior to the Aerial reorganization. TDS will be compensated at rates negotiated between TDS and VoiceStream.

    Debt Replacement Agreement

    See "Item 1. Business--VoiceStream Merger--TDS Debt Replacement."

    Amended and Restated Credit Agreement

    Effective at the closing of the Aerial reorganization, except as set forth below, TDS and AOC will be required to amend the TDS revolving credit agreement by entering into the amended and restated credit agreement. The amended and restated credit agreement will evidence any loans outstanding under the TDS revolving credit agreement at that time and the maturity date of such loans will be one year after the effective date of the amended and restated credit agreement. TDS will have no commitment under the amended and restated credit agreement to make any further loans to AOC. AOC will pay interest in arrears on the unpaid principal amount of the loans at a per annum rate equal to three-month LIBOR as reported in The Wall Street Journal ("LIBOR") plus 3.50%, which interest will be due on the maturity date, or, if AOC becomes obligated to make cash interest payments on other indebtedness prior to the maturity date, on a quarterly basis. Overdue interest and principal will bear interest at LIBOR plus 5.50%.

    AOC may repay such loans under the amended and restated credit agreement without premium or penalty from time to time, provided that amounts repaid thereunder may not be reborrowed. In addition, the amended and restated credit agreement provides for mandatory repayments from time to time upon certain change of control events and to the extent of and concurrently with the receipt by Aerial or AOC of net proceeds of asset sales or certain other permitted dispositions to the extent such proceeds exceed $50,000,000 from and after the effective date of the amended and restated credit agreement. Each subsidiary of AOC will unconditionally and irrevocably guarantee all of AOC's obligations under the amended and restated credit agreement. AOC's obligations under the amended and restated credit agreement and each subsidiary's obligations under its respective guarantee will be secured by a first-priority lien on and security interest in substantially all of the personal property of AOC and its subsidiaries. In addition, AOC may create one or more subsidiaries for the limited purpose of holding a portion of the collateral in which TDS will receive a security interest.

    VoiceStream or VoiceStream Holdings is obligated to pay to TDS the amount of the loans outstanding under the TDS revolving credit agreement or the amended and restated credit agreement, as applicable, if (1) the Omnipoint reorganization has been completed, (2) the anticipated $3.0 billion new credit facility currently under negotiation by VoiceStream has been completed and
(3) VoiceStream is not obligated to purchase as a result of the Omnipoint reorganization certain outstanding Omnipoint debt. If all three of these conditions are satisfied prior to the completion of the Aerial reorganization, then such loans will be repaid at the completion of the Aerial reorganization and TDS and AOC will not be required to enter into the amended and restated credit agreement. If all three of these conditions are satisfied within one year after the completion of the Aerial reorganization, then such loans will be repaid on the date on which such conditions are satisfied and the amended and restated credit agreement will terminate prior to the scheduled one-year maturity date of the loans thereunder. As of the date of this Annual Report, the first two conditions have been satisfied. If the third condition is satisfied prior to the Aerial reorganization TDS will not be required to provide any financing to AOC after the closing of such transaction.

                   ARRANGEMENTS AND TRANSACTIONS WITH SONERA

    Following the initial public offering by Aerial in 1996, TDS and Aerial began to seek a strategic equity investor for Aerial to provide further equity financing toward the development, construction and operation of Aerial's business. In 1997, TDS and Aerial became aware that Sonera was seeking to make an investment in wireless technology in the United States. Thereafter, representatives of Sonera, Aerial and TDS met on numerous occasions with the goal of negotiating an agreement pursuant to which Sonera would make an equity investment in Aerial or its subsidiaries. Following extensive negotiations, Aerial, AOC and Sonera entered into a Purchase Agreement (the "Purchase Agreement") pursuant to which Sonera agreed to purchase from AOC 2,410,482 shares of common stock of AOC (the "Purchased Shares") for an aggregate purchase price of $200 million, resulting in a purchase price of approximately $82.971 per common share of AOC ("AOC Common Shares") and representing a 19.423 percent equity interest in AOC. This transaction was consummated on September 8, 1998 (the "Sonera Closing Date").

    The number of Purchased Shares is subject to adjustment if the Aerial Average (as defined herein) for any twenty consecutive trading day period during the first three years after the Sonera Closing Date exceeds certain threshold prices, as follows:

                                       PURCHASED                         EQUIVALENT
                          AERIAL         SHARES        RESULTING %       RESULTING %
      THRESHOLD         EQUIVALENT     SUBJECT TO    EQUITY INTEREST   EQUITY INTEREST
        PRICE           SHARE PRICE   CANCELLATION       IN AOC           IN AERIAL
---------------------   -----------   ------------   ---------------   ---------------
       $ 9.50             $13.78         256,375         17.723%           16.837%
        10.50              15.23         207,082         16.297%           15.482%
        11.50              16.68         170,759         15.083%           14.329%

    The Aerial Average refers to the daily means of the high and low sales prices for Aerial Common Shares.

    On the Sonera Closing Date, Aerial, AOC, TDS and Sonera entered into an Investment Agreement. Under this agreement, Sonera will have the right under certain circumstances (described below) to exchange each AOC Common Share which it owns for 6.72919 Aerial Common Shares, subject to adjustment. Upon the exchange of all of such AOC Common Shares, Sonera would own an 18.452 percent equity interest in Aerial (reflecting a purchase price equivalent to $12.33 per Aerial Common Share) (the "Equivalent Purchase Price").

    The Investment Agreement also provides for the following:

        (1) APPOINTMENT OF DIRECTORS. Aerial agreed to increase the number of members of the Aerial Board to at least twelve and add two directors designated by Sonera. In addition, Aerial agreed to add one of such designees to the Audit Committee.

        Pursuant to the Investment Agreement, two representatives of Sonera have been appointed to the Board of Directors of Aerial and one of such representatives was appointed to the Audit Committee of the Board of Directors. See "Item 10. Directors and Executive Officers of the Registrant."

        (2) SUBSCRIPTION RIGHTS FOR AOC COMMON SHARES. Each of Aerial and Sonera has subscription rights, exercisable upon the issuance by AOC of AOC Common Shares or certain convertible securities, permitting each of Aerial and Sonera to purchase that proportion of each such issuance equal to the proportion of AOC Common Shares owned by Aerial or Sonera, respectively, immediately prior to such issuance.

        (3) OPTION TO ACQUIRE ADDITIONAL AOC COMMON SHARES. Prior to the tenth anniversary of the Sonera Closing Date, Sonera has the option to purchase additional AOC Common Shares to increase its percentage equity interest in AOC to 20 percent at various prices (subject to certain minimum prices) implying a premium of at least 30 percent of the twenty-day Aerial Average at the time of exercise of such option, except that there will be no premium to the extent that such purchase either (a) is in lieu of the purchase by Sonera of New Issue Securities (as defined below) or (b) results from the conversion by Sonera of New Issue Securities purchased and so converted during the first three years after the Sonera Closing Date.

        (4) SUBSCRIPTION RIGHTS FOR AERIAL COMMON SHARES. Prior to the tenth anniversary of the Sonera Closing Date, Sonera has subscription rights, exercisable upon the issuance for cash by Aerial of Aerial Common Shares (subject to certain exceptions) or certain convertible securities, to purchase 100 percent of such Aerial Common Shares or convertible securities, subject to the subscription rights of TDS with respect thereto, such subscription rights being subject to an overall limitation on Sonera's maximum percentage equity interest of approximately 33 percent.

        (5) RESTRICTIONS ON TRANSFER OF AOC COMMON SHARES. Except with respect to transfers to permitted affiliate transferees and in certain other limited circumstances, Sonera is prohibited from transferring AOC Common Shares
    (a) prior to the fifth anniversary of the Sonera Closing Date without the consent of TDS and Aerial and (b) after the fifth anniversary of the Sonera Closing Date without first engaging in good faith negotiations with Aerial for the transfer of the AOC Common Shares to Aerial.

        (6) EQUITY EXCHANGES.

           (a) Prior to the fifth anniversary of the Sonera Closing Date, Sonera does not have the right to exchange the AOC Common Shares owned by Sonera except in the event of (i) a change of control of TDS, (ii) a going private transaction involving TDS or (iii) a sale of all or substantially all of the assets of AOC and its subsidiaries.

           (b) At any time after the ninth anniversary of the Sonera Closing Date, Sonera will have the right to require Aerial to purchase all of the AOC Common Shares owned by Sonera in exchange for, at Aerial's option,
       (i) Aerial Common Shares, (ii) TDS Common Shares, (iii) cash or (iv) any combination of the foregoing. Sonera will have the right to exercise such right in cumulative 20 percent increments during the thirty days following each of the fifth, sixth, seventh and eighth anniversaries of the Sonera Closing Date.

           (c) At any time after the tenth anniversary of the Sonera Closing Date, Sonera will have the right to exchange AOC Common Shares for Aerial Common Shares.

        (7) ISSUANCE OF DERIVATIVE SECURITY. After the fifth anniversary of the Sonera Closing Date (or prior to such fifth anniversary in certain limited circumstances) and prior to the tenth anniversary thereof, Sonera will have the right to issue a derivative security which becomes exchangeable after the tenth anniversary for AOC Common Shares owned by Sonera. At any time after the tenth anniversary of the Sonera Closing Date, Aerial will have the right to repurchase all of such AOC Common Shares in exchange for, at Aerial's option, (a) Aerial Common Shares, (b) TDS Common Shares, (c) cash or (d) any combination of the foregoing.

        (8) RESTRICTIONS ON ACQUISITION OF AERIAL COMMON SHARES. Prior to the tenth anniversary of the Sonera Closing Date, Sonera is prohibited from acquiring any Aerial Common Shares except as set forth above.

        (9) RESTRICTION ON CERTAIN DISPOSITION TRANSACTIONS. TDS and Aerial are prohibited from entering into certain transactions (not including certain spin-off or similar transactions) resulting in the disposition of Aerial or AOC, respectively, without first engaging in exclusive good faith negotiations with Sonera regarding such disposition transaction, subject to certain "tag-along" rights of Sonera and certain "drag-along" rights of TDS and Aerial.

        (10) CERTAIN TRANSACTIONS INVOLVING SONERA. In the event that Sonera enters into a transaction providing for a reorganization, merger, consolidation or other combination, or for the disposition of all or substantially all of the assets of Sonera, and such transaction involves a material competitor of TDS or Aerial, then TDS and Aerial will have the right to require Sonera to use its reasonable best efforts to negotiate a transfer of all of the AOC Common Shares to a person reasonably acceptable to TDS and Aerial. If Sonera does not effect such a transfer of the AOC Common Shares within six months after the closing of such transaction, then Sonera must exchange such AOC Common Shares for, at Aerial's option,
    (a) Aerial Common Shares, (b) TDS Common Shares, (c) cash or (d) any combination of the foregoing.

    Certain of the foregoing rights are subject to termination upon the occurrence of certain events, such as the failure of Sonera to maintain a specified percentage equity interest, the transfer by Sonera of AOC Common Shares, the issuance by Sonera of a derivative security, the failure of Sonera to exercise its subscription rights or the passage of time.

    On the Sonera Closing Date, Aerial and Sonera entered into a Registration Rights Agreement which provides Sonera with three demand registrations and five piggyback registrations with respect to Aerial Common Shares during the period commencing on the fifth anniversary of the Sonera Closing Date and terminating on the twentieth anniversary of the Sonera Closing Date (subject to earlier termination under certain circumstances).

    On the Sonera Closing Date, Aerial, AOC, Sonera and Sonera Corporation U.S., a wholly-owned subsidiary of Sonera ("Sonera U.S."), also entered into a Joint Venture Agreement which, subject to certain exceptions and limitations set forth therein, will serve during the Exclusivity Period (as defined below) as the exclusive vehicle through which the parties will (i) acquire licenses issued by the FCC to provide broadband Personal Communication Services ("PCS") in the United States and (ii) build and operate systems with respect to such licenses utilizing Global Systems For Mobile Communications Technology ("GSM"), subject to such changes resulting from the evolution of such technology or the development of subsequent technologies based thereon or derived therefrom. It is contemplated by the Joint Venture Agreement that AOC and Sonera U.S. will form a separate limited liability company (each an "LLC"), which may include additional investors, to operate each market in which a broadband PCS license is acquired and that AOC (or an affiliate thereof) will manage the system with respect to each such broadband PCS license so acquired. In consideration of performance of such management services with respect to each LLC, AOC will receive a 15 percent carried interest in such LLC, which carried interest will be subject to partial divestiture under certain circumstances during the first five years after the formation of such LLC. The Exclusivity Period will commence on the Sonera Closing Date and terminate on the earlier to occur of (i) the fifth anniversary of the Sonera Closing Date or (ii) the date upon which Sonera U.S. has invested an aggregate of $400 million in the equity of one or more LLCs formed pursuant to the Joint Venture Agreement.

    On the Closing Date, TDS, Aerial and Sonera entered into a letter agreement (the "Management Side Letter"), which sets forth various rights of Sonera in connection with its participation in the operations and management of Aerial. These rights are in addition to Sonera's right to representation on the Aerial Board of Directors granted pursuant to the Investment Agreement. The Management Side Letter entitles Sonera to participate in the following meetings and activities: (i) TDS's monthly management reviews of Aerial's operations;
(ii) Aerial's budget development and TDS's management review of Aerial's budget;
(iii) Aerial's strategic planning sessions; and (iv) Aerial's product (new service) planning and technology decisions.

    In addition, the Management Side Letter grants Sonera the right to appoint, subject to Aerial's reasonable disapproval, the Vice President Product Management of Aerial, as well as other individuals with specific operational or technical expertise who will be tasked by mutual agreement to assist Aerial for up to 36 man-months per year (collectively, the "Sonera Designees"). Moreover, Sonera will provide consulting services from time to time to assist Aerial with technical or operational issues or projects as mutually agreed between the parties, with payment based on the direct and indirect cost incurred by Sonera. Also, Aerial and Sonera will negotiate separate agreements setting forth the terms for any wireless products or other services to be provided by Sonera. Finally, the parties generally will share information and expertise and may request the establishment of a Strategy Committee to review periodically their relationship or an annual meeting of TDS's Presidents Council and Sonera's executive management.

    Pursuant to the Management Side Letter, Aerial is required to pay
115 percent of the direct cost of the Sonera Designees at a rate (including applicable taxes and benefits) corresponding to the actual total of the direct expatriate employee cost to Sonera, including salary, housing, vehicle, travel and other necessary costs incurred by Sonera consistent with the standard Sonera expatriate employment policies. Aerial incurred $0.7 million in such expenses for 1999.

    See "Item 1. Business-Company--Minority Investor" regarding a dispute with respect to the above agreements and the settlement of such dispute and the termination of such agreements in connection with the VoiceStream Merger.

--------------------------------------------------------------------------------
                                    PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as a part of this report:

(a) (1) Financial Statements

                                                              LOCATION
                                                              -------
    Consolidated Statements of Operations*..................  page 25
    Consolidated Statements of Cash Flows*..................  page 26
    Consolidated Balance Sheets*............................  page 27
    Consolidated Statements of Changes in Shareholders'
    Equity*.................................................  page 29
    Notes to Consolidated Financial Statements*.............  page 30
    Report of Independent Public Accountants*...............  page 43

       *   See Item 8.

    (2) Schedules

                                                                       LOCATION
                                                                       -------
       Report of Independent Public Accountants on
       Financial Statement Schedule................................    page 73
II.    Valuation and Qualifying Accounts for each of the Three
       Years in the Period Ended December 31, 1999.................    page 74

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

       EXHIBIT
       NUMBER              DESCRIPTION
---------------------      -----------

      10.8                 Aerial Communications, Inc. 1996 Long-Term Incentive Plan,
                           as amended, is hereby incorporated by reference to Exhibit
                           99.1 to the Company's registration statement on Form S-8
                           (Registration No 333-06471).
      10.9                 Description of Terms of Signing Letter with Donald W.
                           Warkentin dated June 7, 1995, is hereby incorporated by
                           reference to Exhibit 10.15 to the Company's Annual Report on
                           Form 10-K for the year ended December 31, 1996.
      10.10                Aerial Communications, Inc. Compensation Plan for
                           Non-Employee Directors is hereby incorporated by reference to Exhibit 99.1 to the Company's Form S-8 dated May 2, 1997
                           (Registration No. 333-26429).
      10.11                Description of Supplemental Benefit Agreement with Donald W.
                           Warkentin dated August 2, 1996, is hereby incorporated by
                           reference to Exhibit 10.17 to the Company's Annual Report on
                           Form 10-K for the year ended December 31, 1997.
      10.12                Amendment to the Aerial Communications, Inc. 1996 Long-Term
                           Incentive Plan is hereby incorporated by reference to
                           Exhibit 99.2 of the Company's Form S-8 dated April 30, 1998
                           (Registration No. 333-51561).
      10.22                Aerial Communications, Inc. Retention Restricted Stock Unit
                           Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Form S-8 dated April 16, 1999 (Registration
                           No. 333-76459).
      10.29                Severance Agreement with Donald W. Warkentin dated February
                           14, 2000.
      10.30                Severance Agreement with J. Clarke Smith dated September 21,
                           1999.

      10.31                Severance Agreement with Gary F. Ballard dated October 29,
                           1999.
      10.32                Severance Agreement with David B. Lowry dated September 21,
                           1999.
      10.33                Severance Agreement with Carol J. Ogren dated October 25,
                           1999.

(b) Reports on Form 8-K filed during the quarter ended December 31, 1999.

    None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of AERIAL COMMUNICATIONS, INC.:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Aerial Communications, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated January 27, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in Item 14 (a) (2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 27, 2000

AERIAL COMMUNICATIONS, INC. AND SUBSIDIARIES
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1999
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                    COLUMN A                        COLUMN B      COLUMN C     COLUMN D     COLUMN E
                                                                 ADDITIONS
                                                   BALANCE AT    CHARGED TO                BALANCE AT
                                                  BEGINNING OF   COSTS AND                   END OF
                  DESCRIPTION                        PERIOD       EXPENSES    DEDUCTIONS     PERIOD
------------------------------------------------  ------------   ----------   ----------   ----------
FOR THE YEAR ENDED DECEMBER 31, 1999
  Valuation Allowance for Deferred Tax Assets...    $277,782      $     --     $211,770     $ 66,012
  Allowance for Doubtful Accounts deducted from
    Accounts Receivable.........................       5,875         8,807       10,915        3,767
FOR THE YEAR ENDED DECEMBER 31, 1998
  Valuation Allowance for Deferred Tax Assets...    $129,412      $148,370     $     --     $277,782
  Allowance for Doubtful Accounts deducted from
    Accounts Receivable.........................       7,252        23,239       24,616        5,875
FOR THE YEAR ENDED DECEMBER 31, 1997
  Valuation Allowance for Deferred Tax Assets...    $ 15,029      $114,383           --     $129,412
  Allowance for Doubtful Accounts deducted from
    Accounts Receivable.........................          --         7,252           --        7,252

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       AERIAL COMMUNICATIONS, INC.

                                                       BY:           /S/ DONALD W. WARKENTIN
                                                            -----------------------------------------
                                                                       Donald W. Warkentin
                                                               PRESIDENT (CHIEF EXECUTIVE OFFICER)

                                                       By:             /s/ J. CLARKE SMITH
                                                            -----------------------------------------
                                                                         J. Clarke Smith
                                                                    VICE PRESIDENT-FINANCE AND
                                                                   ADMINISTRATION AND TREASURER
                                                                    (CHIEF FINANCIAL OFFICER)

                                                       By:             /s/ B. SCOTT DAILEY
                                                            -----------------------------------------
                                                                         B. Scott Dailey
                                                            CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

Dated: March 22, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                         TITLE(S)                         DATE
                      ---------                                         --------                         ----
               /s/ DONALD W. WARKENTIN                                  Director
     -------------------------------------------                                                    March 22, 2000
                 Donald W. Warkentin

                 /s/ J. CLARKE SMITH                                    Director
     -------------------------------------------                                                    March 22, 2000
                   J. Clarke Smith

              /s/ LEROY T. CARLSON, JR.                          Chairman and Director
     -------------------------------------------                                                    March 22, 2000
                Leroy T. Carlson, Jr.

                /s/ LEROY T. CARLSON                                    Director
     -------------------------------------------                                                    March 22, 2000
                  Leroy T. Carlson

                /s/ SANDRA L. HELTON                                    Director
     -------------------------------------------                                                    March 22, 2000
                  Sandra L. Helton

               /s/ RUDOLPH E. HORNACEK                                  Director
     -------------------------------------------                                                    March 22, 2000
                 Rudolph E. Hornacek

                      SIGNATURE                                         TITLE(S)                         DATE
                      ---------                                         --------                         ----
                 /s/ JAMES BARR III                                     Director
     -------------------------------------------                                                    March 22, 2000
                   James Barr III

               /s/ WALTER C.D. CARLSON                                  Director
     -------------------------------------------                                                    March 22, 2000
                 Walter C.D. Carlson

                 /s/ JOHN D. FOSTER                                     Director
     -------------------------------------------                                                    March 22, 2000
                   John D. Foster

              /s/ THOMAS W. WILSON, JR.                                 Director
     -------------------------------------------                                                    March 22, 2000
                Thomas W. Wilson, Jr.

                 /s/ MATTI MAKKONEN                                     Director
     -------------------------------------------                                                    March 22, 2000
                   Matti Makkonen

                /s/ PERTTI MIETTUNEN                                    Director
     -------------------------------------------                                                    March 22, 2000
                  Pertti Miettunen

--------------------------------------------------------------------------------
                                 EXHIBIT INDEX
--------------------------------------------------------------------------------

       EXHIBIT
         NO.                                       DESCRIPTION
---------------------                              -----------
       3.1                 Restated Certificate of Incorporation of the Company, is
                           hereby incorporated by reference to Exhibit 3.1 of the
                           Company's Form 10-Q dated June 30, 1997.

       3.2                 Restated Bylaws of the Company is hereby incorporated by
                           reference to Exhibit 3.2 to the Company's Annual Report on
                           Form 10-K for the year ended December 31, 1999.

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

       EXHIBIT
         NO.                                       DESCRIPTION
---------------------                              -----------
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

      10.9                 Description of Terms of Signing Letter with Donald W.
                           Warkentin dated June 7, 1995, is hereby incorporated by
                           reference to Exhibit 10.15 to the Company's Annual Report on
                           Form 10-K for the year ended December 31,1996.

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

       EXHIBIT
         NO.                                       DESCRIPTION
---------------------                              -----------
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

      10.20(b)             First Amendment dated November 3, 1998, to the Revolving
                           Credit Agreement between Telephone and Data Systems, Inc.
                           and Aerial Operating Company, Inc., is hereby incorporated by reference to Exhibit 10.20(b) to the Company's Annual
                           Report on Form 10-K for the year ended December 31, 1998.

      10.20(c)             Second Amendment dated February 15, 1999, to the Revolving
                           Credit Agreement between Telephone and Data Systems, Inc.
                           and Aerial Operating Company, Inc., is hereby incorporated by reference to Exhibit 10.20(c) of the Company's Annual
                           Report on Form 10-K for the year ended December 31, 1998.

      10.20(d)             Third Amendment dated July 22, 1999, to the Revolving Credit
                           Agreement between Telephone and Data Systems, Inc. and
                           Aerial Operating Company, Inc.

      10.20(e)             Fourth Amendment dated November 1, 1999, to the Revolving
                           Credit Agreement between Telephone and Data Systems, Inc.
                           and Aerial Operating Company, Inc.

      10.20(f)             Fifth Amendment dated November 1, 1999, to the Revolving
                           Credit Agreement between Telephone and Data Systems, Inc.
                           and Aerial Operating Company, Inc.

      10.20(g)             Sixth Amendment dated March 10, 2000, to the Revolving
                           Credit Agreement between Telephone and Data Systems, Inc.
                           and Aerial Operating Company, Inc.

      10.21*               Credit Agreement dated June 30, 1998, by and between Nokia
                           Telecommunications Inc. and the Company, is hereby
                           incorporated by reference to Exhibit 99.1 of the Company's
                           Form 8-K dated June 30, 1998 and filed on November 9, 1998.

      10.22                Aerial Communications, Inc. Retention Restricted Stock Unit
                           Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Form S-8 dated April 16, 1999 (Registration
                           No. 333-76459).

      10.23                Agreement and Plan of Reorganization dated September 17,
                           1999 among VoiceStream Wireless Corporation, VoiceStream
                           Wireless Holding Corporation, VoiceStream Subsidiary III
                           Corporation, Aerial Communications, Inc. and Telephone and
                           Data Systems, Inc. is incorporated herein by reference to
                           Exhibit 99.2 of the Company's Form 8-K dated September 17,
                           1999 and filed on September 28, 1999.

      10.24                Stockholder Agreement dated as of September 17, 1999 by and between Telephone an Data Systems, Inc. and stockholder of
                           Aerial Communications, Inc., and VoiceStream Wireless
                           Corporation, and VoiceStream Wireless Holding Corporation is
                           incorporated herein by reference to Exhibit 99.3 to the
                           Company's Form 8-K dated September 17, 1999 and filed on
                           September 28, 1999.

      10.25                Indemnity Agreement dated as of September 17, 1999, among
                           VoiceStream Wireless Corporation, VoiceStream Wireless
                           Holding Corporation, Aerial Communications, Inc., Aerial
                           Operating Company, Inc., and Telephone and Data Systems,
                           Inc. is incorporated herein by reference to Exhibit 99.4 of the Company's Form 8-K dated September 17, 1999 and filed
                           September 28, 1999.

      10.26                Debt/Equity Replacement Agreement dated as of September 17,
                           1999 made by and among Telephone and Data Systems, Inc.,
                           Aerial Communications, Inc., Aerial Operating Company, Inc.,
                           VoiceStream Wireless Corporation, and VoiceStream Wireless
                           Holding Corporation is incorporated herein by reference to
                           Exhibit 99.5 of the Company's Form 8-K dated September 17,
                           1999 and filed on September 28, 1999.

       EXHIBIT
         NO.                                       DESCRIPTION
---------------------                              -----------
      10.27                Parent Stockholder Agreement dated as of September 17, 1999 by and among Aerial Communications, Inc., Telephone and Data
                           Systems, Inc., VoiceStream Wireless Corporation, VoiceStream
                           Wireless Holding Corporation and the individuals and
                           entities set forth on Schedule I is incorporated herein by reference to Exhibit 99.6 of the Company's Form 8-K dated
                           September 17, 1999 and filed on September 28, 1999.

      10.28                Settlement Agreement and Release is entered into as of the
                           17th day of September 1999 by and among Sonera Ltd., Sonera
                           Corporation U.S., Telephone and Data Systems, Inc., Aerial
                           Communications, Inc., and Aerial Operating Company, Inc. is
                           incorporated herein by reference to Exhibit 99.7 of the
                           Company's Form 8-K dated September 17, 1999 and filed on
                           September 28, 1999. This agreement is joined by VoiceStream
                           Wireless Corporation and VoiceStream Wireless Holding
                           Corporation.

      10.29                Severance Agreement with Donald W. Warkentin dated February
                           14, 2000.

      10.30                Severance Agreement with J. Clarke Smith dated September 21,
                           1999.

      10.31                Severance Agreement with Gary F. Ballard dated October 29,
                           1999.

      10.32                Severance Agreement with David B. Lowry dated September 21,
                           1999.

      10.33                Severance Agreement with Carol J. Ogren dated October 25,
                           1999.

      11                   Computation of earnings per common share

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